Form 10QSB
period 1996-03-31
FFBS BANCORP INC
filed 1996-05-08
CIK 899678

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC  20549

                                  FORM 10QSB
(Mark One)
[X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES
     EXCHANGE ACT OF 1934.  FOR THE QUARTERLY PERIOD ENDED:
                                MARCH 31, 1996

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
     EXCHANGE ACT OF 1934. FOR THE TRANSITION PERIOD FROM ___________ TO _____________ FOR QUARTER ENDED

     COMMISSION FILE NUMBER:  0-21688

                              FFBS BANCORP, INC.
            (exact name of registrant as specified in its charter)

     Delaware                                64-0828070
     (State or other                         (IRS Employer ID No)
      jurisdiction of
      incorporation or organization)

                1121 Main Street, Columbus, Mississippi  39701
                   (Address of principal executive offices)

                                (601) 328-4631
                         (Issuer's telephone number)

                                     N/A
             (Former name, former address and former fiscal year
                        if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all the reports required to be filed by Section 13 of 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             YES  X       NO

              APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15
(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                             YES_____     NO_____

                    APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

          1,572,883 shares of common stock, $.01 par value 03/31/96

     Transitional Small Business Disclosure Format (check one):

                           YES          NO  x




                              FFBS BANCORP, INC.

                                AND SUBSIDIARY

                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                 (UNAUDITED)



                            Three Months Ended       Nine Months Ended
                                  March 31,              March 31,
                             1996         1995        1996        1995
                          __________  __________  __________  __________

INTEREST INCOME
  Interest and fees on
    loans                 $1,778,169  $1,659,983  $5,285,223  $4,835,290
  Interest on mortgage-
    backed and related
    securities                41,931      29,763      99,828      97,428
  Interest on investment
    securities               325,509     370,778   1,046,486   1,098,995
  FHLB stock dividends        10,918      10,700      34,261      28,720
  Interest on deposits
    due from banks            79,666      30,778     197,457     145,277
                          __________  __________  __________  __________
                           2,236,193   2,102,002   6,663,255   6,205,710

INTEREST EXPENSE
  Interest on deposits     1,153,644     967,978   3,409,434   2,802,476
                          __________  __________  __________  __________

Net interest income        1,082,549   1,134,024   3,253,821   3,403,234

Provision of losses on
  loans                            0           0           0           0
                          __________  __________  __________  __________
Net interest income
  after provision for
  losses on loans          1,082,549   1,134,024   3,253,821   3,403,234

NON-INTEREST INCOME
  Loan fees and service
    charges                   41,779      30,808     131,781     106,714
  NOW account fees            71,478      52,250     204,535     183,169
  Other                       36,767      20,182      89,031      39,142
                          __________  __________  __________  __________
                             150,024     103,240     425,347     329,025
NON-INTEREST EXPENSE
  Compensation and
    benefits                 340,100     321,381     971,554     959,709
  Occupancy                   26,697      23,302      79,935      65,952
  Furniture and
    equipment                 18,813      16,206      53,463      39,695
  Deposit insurance
    premium                   54,520      51,156     159,873     154,347
  Loss on foreclosed
    real estate                3,364       6,221       7,077       6,221
  Data processing             39,393      39,761     119,257     101,941
  Other                      132,191      97,813     393,933     331,675
                          __________  __________  __________  __________
                             615,078     555,840   1,785,092   1,659,540
                          __________  __________  __________  __________
Income before income
  taxes and cumulative
  effect of accounting
  change                     617,495     681,424   1,894,076   2,072,719

Income tax expense:
  Current                    181,500     201,500     554,640     611,597
  Deferred income tax          6,500           0      65,500           0
                          __________  __________  __________  __________

Net Income                $  429,495  $  479,924  $1,273,936  $1,461,122
                          ==========  ==========  ==========  ==========

Earnings per common
  share                   $     0.28  $     0.30  $     0.86  $     0.91





                               FFBS BANCORP, INC.

                                 AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                   (UNAUDITED)


                                            March 31,     June 30,
                                              1996          1995
      ASSETS                              ____________  ____________

Cash                                      $  3,079,175  $  3,175,089
Interest-bearing deposits due from bank      5,748,149     1,970,611
Federal funds sold                             750,000     1,350,000
                                          ____________  ____________

  Total cash and cash equivalents            9,577,324     6,495,700

Other interest-bearing deposits due
  from banks                                         0       100,000
Investment securities (approximate
  market value of $24,615,640 at
  March 31, 1996, and $26,529,620 at
  June 30, 1995)                            24,752,538    26,710,113
Mortgage-backed and related securities
  (approximate market value of
  $2,610,638 at March 31, 1996 and
  $1,993,621 at June 30, 1995)               2,648,193     2,010,978
Federal Home Loan Bank stock, at cost          745,700       711,600
Loans receivable, net                       83,558,243    80,391,001
Foreclosed real estate                               0             0
Properties and equipment                     1,098,350     1,129,212
Accrued interest receivable                    955,806     1,020,115
Other assets                                   217,262       397,758
                                          ____________  ____________

Total Assets                              $123,553,416  $118,966,477
                                          ============  ============

      LIABILITIES AND RETAINED EARNINGS

Liabilities:
  Deposits                                $ 98,537,667  $ 92,576,167
  Advances from borrowers for taxes
    and insurance                              181,383       268,699
  Accrued interest payable on deposits         545,760       598,009
  Accrued expenses and other liabilities       118,597       382,646
                                          ____________  ____________

    Total liabilities                       99,383,407    93,825,521

Commitments and contingencies

Stockholders' equity:
  Cumulative preferred stock, $.01 par
    value, 500,000 shares authorized;
    shares issued and outstanding - none             0             0
  Common stock, $.01 par value,
    2,000,000 shares authorized;
    1,572,883 and 1,592,173 shares
    issued and outstanding at March 31,
    1996 and June 30, 1995,
    respectively.                               15,729        15,922
  Additional paid in capital                15,092,418    15,285,124
  Retained earnings                         10,236,242    11,014,290
  Loan receivable from ESOP                 (1,015,680)   (1,015,680)
  Unearned compensation - stock awards        (158,700)     (158,700)
                                          ____________  ____________

    Total stockholders' equity              24,170,009    25,140,956
                                          ____________  ____________

Total Liabilities and Retained Earnings   $123,553,416  $118,966,477
                                          ============  ============




                               FFBS BANCORP, INC.

                                 AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)



                                              Nine Months Ended
                                                   March 31,
                                              1996          1995
                                          ___________    ___________

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                              $ 1,273,936    $ 1,461,122
  Adjustments to reconcile net earnings
    to net cash:
      Depreciation of properties and
        equipment                              55,110         45,690
      Accretion of discount on loans           (2,787)        (8,165)
      Accretion of discount on mortgage-
        backed securities                        (379)          (777)
      Accretion of discount on
        investments                           (76,895)       (56,382)
      Amortization of premium on
        investments                            15,337         11,577
      Amortization of premium on
        mortgage-backed securities              4,702         12,888
      FHLB stock dividends                    (34,100)       (28,600)
      Provision for losses on loans                 0              0
      (Increase) decrease in accrued
        interest receivable                    64,309        (16,259)
      (Increase) decrease in other
        assets                                180,496        476,502
      Increase (decrease) in accrued
        interest payable on deposits          (52,249)       (23,805)
      Increase (decrease) in accrued
        expenses and other liabilities       (264,049)        81,714
      (Gain) loss on sale of foreclosed
        real estate                             7,077          5,730
                                          ___________    ___________

  Net cash provided by operating
    activities                              1,170,508      1,961,235

CASH FLOWS FROM INVESTING ACTIVITIES
  (Increase) decrease in other interest-
    bearing deposits due from banks           100,000      1,178,346
  Loan originations                       (31,307,000)   (24,957,000)
  Purchase of mortgage-backed and
    related securities                       (984,900)             0
  Purchase of investment securities       (13,691,400)    (8,009,492)
  Principal repayment of loans             24,538,603     20,122,500
  Principal repayments of mortgage-
    backed and related securities             343,362        672,539
  Sale of loans                             3,721,000        935,366
  Maturities of investment securities      15,713,872      5,150,000
  Purchase of loans                          (117,055)             0
  Sale of foreclosed real estate               45,100         37,000
  Foreclosure of real estate                  (52,177)       (42,730)
  Purchase of properties and equipment        (24,248)      (115,566)
                                          ___________    ___________

  Net cash used in investing activities    (1,714,843)    (5,029,037)

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase (decrease) in deposits           5,961,500        178,794
  Increase (decrease) in advances from
    borrowers for taxes and insurance         (87,316)       (67,540)
  Purchase of company stock                  (336,516)      (726,264)
  Dividends declared                                0              0
  Dividends paid                           (1,908,370)      (320,872)
  (Increase) decrease in unrealized
    loss on marketable equity securities       (3,339)         3,343
                                          ___________    ___________
  Net cash provided by (used in)
    financing activities                    3,625,959       (932,539)
                                          ___________    ___________
Net increase (decrease) in cash and
  cash equivalents                          3,081,624     (4,000,341)

Cash and cash equivalents at beginning
  of period                                 6,495,700     11,327,871
                                          ___________    ___________
Cash and cash equivalents at end of
  period                                  $ 9,577,324    $ 7,327,530
                                          ===========    ===========



                               FFBS BANCORP, INC.

            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



(1) Basis of Presentation

     The accompanying unaudited consolidated financial statements include the accounts of FFBS Bancorp, Inc. and its wholly owned subsidiary, First Federal Bank for Savings. All significant intercompany balances and transactions have been eliminated for the purpose of the consolidated financial statements. In preparing the statement, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheets and revenues and expenses for the periods. Actual results could differ from those estimates. In the opinion of management, all adjustments necessary for the fair presentation of the results of operations for the interim periods presented have been made. Such adjustments were of a normal recurring nature.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the entire fiscal year.

(2) Earnings Per Share

     Earnings per share for the nine months ended March 31, 1996 have been computed on the basis of the weighted average number of common shares outstanding (1,478,312) and common stock equivalent shares (43,187) outstanding. Common stock equivalent shares arise from stock option plans and a recognition and retention stock plan.




                                FFBS BANCORP, INC.

                   SUMMARY OF CONSOLIDATED FINANCIAL INFORMATION

                                     UNAUDITED


                              At and for the           At and for the
                             Three Months Ended       Nine Months Ended
                           March 31,    March 31,   March 31,    March 31,
                             1996         1995        1996         1995
                        ____________ ____________ ____________ ____________
Select Consolidated
 Financial Condition
 Data:
  Total assets          $123,553,416 $117,187,033 $123,553,416 $117,187,033

  Loans receivable,
   net                    83,558,243   77,916,716   83,558,243   77,916,716
  Deposits                98,537,667   91,689,167   98,537,667   91,689,167
  Stockholders' equity    24,170,009   24,778,522   24,170,009   24,778,522

Selected Consolidated
 Operations Data:
  Net interest income      1,082,549    1,134,024    3,253,821    3,430,234
  Provision for loan
   losses                          0            0            0            0
  Non-interest income        150,024      103,240      425,347      329,025
  Non-interest expense       615,078      555,840    1,785,092    1,659,540
  Net income                 429,495      479,924    1,273,936    1,461,122

Per Share Data:
 Book value at end of
  period                      $16.43       $15.56       $16.43       $15.56
 Earnings per common
  and common
  equivalent share              0.28         0.30         0.86         0.91
 Cash dividends
  declared                      0.00         0.00         1.20         0.20

Other Data:
 Yield on average
  earning assets               7.63%        7.46%        7.64%        7.36%
 Cost of funds                 4.79%        4.22%        4.79%        4.08%
 Interest rate spread          2.84%        3.24%        2.85%        3.28%
 Net interest
  margin (1)                   3.79%        4.05%        3.78%        4.07%
 Annualized return on
  average assets               1.41%        1.61%        1.41%        1.67%
 Annualized return on
  average equity               7.04%        7.54%        7.05%        7.82%
 Stockholder's equity
  as a percentage of
  total assets                19.65%       21.14%       19.56%       21.14%
 Non-performing assets
  as a percentage of
  total assets (2)             0.58%        1.00%        0.58%        1.00%
 Net interest income
  as a percentage of
  general and
  administrative
  expenses                   176.00%      204.02%      182.28%      205.07%



(1)  Net interest income divided by average interest earning assets.
(2) Non-performing assets consist of non-accruing loans, accruing loans delinquent 90 days or more, and foreclosed real estate.





                              FFBS BANCORP, INC.

                           FINANCIAL DATA SCHEDULE



                                              At or         At or
                                             For the       For the
                                           Nine Months       Year
                                              Ended         Ended
                                            March 31,      June 30,
                                              1996           1995
                                          ____________  ____________

Cash                                      $  3,079,175  $  3,175,089
Interest-bearing deposits due from
  banks                                      5,748,149     2,070,611
Federal funds sold                             750,000     1,350,000
Trading account assets                               0             0
Investments and mortgage-backed
  securities held for sale                           0             0
Investments and mortgage-backed
  securities held to maturity -
  carrying value                            27,400,731    28,721,091
Investments and mortgage-backed
  securities held to maturity -
  market value                              27,226,278    28,523,241
Loans                                       84,225,243    81,096,001
Allowance for losses                           667,000       705,000
Total assets                               123,553,416   118,966,477
Deposits                                    98,537,667    92,576,167
Short-term borrowings                                0             0
Other liabilities                              845,740     1,249,354
Long-term debt                                       0             0
Preferred stock -
  mandatory redemption                               0             0
Preferred stock -
  no mandatory redemption                            0             0
Common stock                                    15,729        15,922
Other stockholders' equity                  24,154,280    25,125,034
Net yield - interest-earning assets -
  actual                                         3.79%         4.04%
Loans on accrual                               380,000       549,000
Accruing loans past due 90 days or more        333,000       735,000
Troubled debt restructuring                    156,000       307,000
Potential problem loans                              0             0
Allowance for loan loss - beginning of
  period                                       706,000       803,000
Total charge-offs                               40,000        52,000
Total recoveries                                 1,000         4,000
Allowance for loan loss - end of period        667,000       705,000
Loan loss allowance allocated to
  domestic loans                               667,000       705,000
Loan loss allowance allocated to foreign
  loans                                              0             0
Loan loss allowance - unallocated                    0             0



Non-Performing Assets

 1. The following table sets forth information regarding non-accrual loans, loans which are 90 or more days delinquent and still accruing, and foreclosed properties at the date indicated. At March 31, 1996, there are no other potential problem loans except as included in the table below.


                                                  (In Thousands)
                                                         At
                                               March 31,    June 30,
                                                 1996         1995
                                               _________   _________

       Non-accrual mortgage loans              $     324   $     508
       Non-accrual other loans                        56          41
                                               _________   _________
       Total non-accrual loans                       380         549

       Loans 90 days or more delinquent
         and still accruing                          333         735
                                               _________   _________
       Total non-performing loans                    713       1,284

       Total foreclosed real estate, net of
         related allowance for losses                  0           0
                                               _________   _________


       Total non-performing assets                   713       1,284
                                               =========   =========

       Troubled debt restructured                    156         307
                                               =========   =========

       Non-performing loans to total loans         0.85%       1.60%

       Total non-performing assets to total
         assets                                    0.58%       1.08%

 2. There were no loan concentrations in excess of 10% of total loans at March 31, 1996.

 3.  There were no outstanding foreign loans at March 31, 1996.

 4. Loans classified for regulatory purposes or for internal credit review that have not been disclosed in the above table do not represent or result from trends or uncertainties that management expects will materially impact the financial condition of the Company or its subsidiary bank, or the future operating results, liquidity or capital resources.


 5. If all nonaccrual loans have been current throughout their terms, interest income for the nine months ended March 31, 1996, and June 30, 1995, increased (decreased) by approximately $2,000 and $6,200, respectively.

 6. Management stringently monitors assets that are classified as non-performing. Non-performing assets include nonaccrual loans, loans past due 90 or more, and foreclosed properties. Management places loans on a nonaccrual status when it is determined that the borrower is unable to meet his contractual obligations or when interest or principal is 90 days or more past due, unless the loan is adequately secured by way of collateralization, guarantees, or other security.

 7. At March 31, 1996, management was not aware of any potential problem areas not previously disclosed.


Allowance for Loan Losses

The allowance for loan losses is established through a provision for loan losses based on management's periodic evaluation of the adequacy of the allowance for loan losses. Such evaluation, which includes a review of all loans on which full collectibility may not be reasonably assured, considers, among other matters, known and inherent risks in the portfolio, prevailing market conditions, management's judgment as to collectibility, the estimated net realizable value of the underlying collateral, historical loan loss experience and other factors that warrant recognition in providing for an adequate loan loss allowance.


                                                 (In Thousands)
                                             For the       For the
                                           Nine Months       Year
                                              Ended         Ended
                                            March 31,      June 30,
                                              1996           1995
                                            ________       ________

     Balance at beginning of period         $    706       $    803
     Provision for loan losses                     0            (50)
     Charge-offs:
       Mortgage loans                              0              0
       Other loans                                40             52
     Recoveries:
       Mortgage loans                              0              0
       Other loans                                 1              4
                                            ________       ________

     Balance at end of period               $    667       $    705
                                            ========       ========

     Ratio of net charge-offs during
       the period to average loans       (Annualized)
       outstanding during the period           0.05%          0.05%

     Ratio of allowance for loan
       losses to non-performing loans
       at end of period                       93.55%         54.91%

     Ratio of allowance for loan
       losses to net loans receivable
       at the end of the period                0.80%          0.88%

     Ratio of allowance for loan
       losses and foreclosed real
       estate to total non-performing
       assets at end of the period            93.55%         54.91%




                              FFBS BANCORP, INC.
                   Management's Discussion and Analysis of
                Financial Condition and Results of Operations

     The following discussion reviews the financial condition of FFBS Bancorp, Inc. and its wholly owned subsidiary First Federal Bank for Savings as of March 31, 1996, and the results of operations for the nine month period ending March 31, 1996 and the three month period ending March 31, 1996.

Comparison of Changes in Financial Condition at March 31, 1996 and at June 30, 1995

     At March 31, 1996, total assets were $123.6 million, an increase of $4.6 million, or 3.86%, from June 30, 1995. Cash and cash equivalents increased $3.1 million to $9.6 million at March 31, 1996. Other interest-bearing deposits decreased $100,000 during the nine month period as investment securities decreased $2.0 million to $24.7 million. Mortgage-backed and related securities increased $637,000 to $2.6 million at March 31, 1996. During the nine month period, net loans receivable accounted for the greatest change in total assets as the balance increased $3.2 million, or 3.94%, to $83.6 million. Total deposits increased $6.0 million, or 6.44%, to $98.5 million at March 31, 1996, thereby funding the increase in cash and cash equivalents and net loans receivable. Total stockholder's equity was $24.2 million at March 31, 1996, a decrease of $971,000 from June 30, 1995.
Stockholder's equity was decreased by the payment of cash dividends of $1.9 million and purchases of the Company's stock under a stock repurchase program, and increased by earnings of $1.3 million.

Liquidity and Capital Resources

     Positive cash flows of $1.2 million were provided by the Company's operating activities for the nine months ended March 31, 1996, primarily as a result of net income.

     Investing activities of the Company provided negative cash flows of $1.7 million for the nine months ended March 31, 1996, resulting primarily from an increase in loan originations over loan repayments.

     Financing activities provided positive cash flows of $3.6 million due to the increase in deposits of $6.0 million, which was partially offset by the payment of cash dividends of $1.9 million.

     The Company is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required minimum liquidity ratio is currently 5.0%. At March 31, 1996, the Bank's liquidity ratio was 31.25%.

     The OTS capital regulations require savings institutions to meet three capital standards: a 1.5% tangible capital standard; a 3% leverage (core capital) ratio; and an 8% risk-based capital standard. Although the core capital ratio is 3%, the OTS regulations provide that an institution with less than 4% core capital is deemed to be "undercapitalized".

     At March 31, 1996, the Bank's capital position exceeded minimum regulatory capital requirements as indicated by the following table (dollars in thousands):

                                                       Risk-based
                 Tangible Capital    Core Capital        Capital
                 ________________  ________________  ________________
                 Amount   Percent  Amount   Percent  Amount   Percent
                 _______  _______  _______  _______  _______  _______

First Federal    $18,418    15.5%  $18,418    15.5%  $18,993    29.4%
OTS Requirement    1,783     1.5%    3,568     3.0%    5,163     8.0%
                 _______  _______  _______  _______  _______  _______

Excess           $16,635    14.0%  $14,850    12.5%  $13,830    21.4%
                 =======  =======  =======  =======  =======  =======



Comparison of Operating Results for the
Three Months Ended March 31, 1996 and 1995

General

Net income of the Company for the three months ended March 31, 1996 was $429,000 compared to $480,000 for the three months ended March 31, 1995, a decrease of $50,000, or 10.50%, due primarily to a decrease in net interest income of $51,000.

Interest Income

Interest income increased $134,000, or 6.38%, to $2.2 million for the three months ended March 31, 1996 due to an increase of $3.6 million in average-earning assets and an increase in yield on average-earning assets to 7.63% from 7.46% for the three months ended March 31, 1995.

Interest Expense

Interest expense increased $186,000, or 19.18%, to $1.2 million for the three months ended March 31, 1996 due to an increase in average deposits of $2.9 million and an increase in the cost of funds of 57 basis points from 4.22% for the three months ended March 31, 1995 to 4.79% for the three months ended March 31, 1996.

Net Interest Income

Net interest income decreased $51,000, or 4.54%, to $1,083,000 for the three months ended March 31, 1996 due to a decrease in the interest rate spread from 3.24% for the three months ended March 31, 1995 to 2.84% for the three months ended March 31, 1996. The net interest margin decreased from 4.05% to 3.79% in comparing the three month periods primarily as a result of rates increasing faster on deposits than loans and investments. The Company's average-earning assets increased $3.6 million while average deposits increased $2.9 million in comparing the three month periods.

Provision for Loan Losses

The Bank's reserve for loan losses was considered sufficient to absorb potential losses; therefore, no provisions for loan losses was taken for either of the three months periods.

Non-interest Income

Non-interest income increased $47,000 or 45.32%, to $150,000 for the three months ended March 31, 1996. Loan fees and service charges have increased due to increased originations. Loan originations for the quarter ended March 31, 1996 were $11.0 million compared to $7.7 million for the quarter ended March 31, 1995. Sold loans have also been on the increase, which increases the other income category for the sale of servicing through service release premiums. NOW account fees have increased $19,000, or 36.80%, to $71,000 for the three months ended March 31, 1996 compared to $52,000 for the three months ended March 31, 1995. The increase is attributable to an increase of 415 accounts, or 16.80%, in the number of accounts since March 31, 1995 and increased fees for non-sufficient funds and negative balances.

Non-interest Expense

Non-interest expense increased $59,000, or 10.66%, to $615,000 for the three months ended March 31, 1996, compared to $556,000 for the three months ended March 31, 1995. The increase is due in part to increased expenditures of $19,000 in compensation and benefits due in part to added employees for the branch expansion and increased expenditures in occupancy and furniture and fixture expense also related to the opening of the branch. Due to increased deposits, the deposit insurance premium has increased as have other expenses related to having more accounts.

Income Tax Expense

Income tax expense amounted to $188,000 for the three months ended
March 31, 1996 compared to $202,000 for the three months ended March 31, 1995. The Company recorded deferred income taxes of $6,500 for the three months ended March 31, 1996 due to timing differences.



Comparison of Operating Results for the
Nine Months Ended March 31, 1996 and 1995

General

Net income of the Company for the nine months ended March 31, 1996 was $1,274,000 compared to $1,461,000 for the nine months ended March 31, 1995, a decrease of $187,000, or 12.81% The net interest margin for the nine months ended March 31, 1996 was 3.78% compared to 4.07% for the nine months ended March 31, 1995, and net interest income decreased $149,000, or 4.39%.

Interest Income

Interest income increased $458,000, or 7.37%, to $6.7 million for the nine months ended March 31, 1996. Average-earning assets increased $4.3 million to $117.5 million due a growth in average deposits and the investment of earnings. The yield on average-earning assets increased to 7.64% for the nine months ended March 31, 1996, from 7.36% for the nine months ended March 31, 1995. The average yield increased in response to the rising interest rate environment prevalent in the economy.

Interest Expense

Interest expense increased $607,000, or 21.66%, to $3.4 million for the nine months ended March 31, 1996. The increase is attributable to the average cost of deposits rising from 4.08% to 4.79% in comparing the nine month periods, and average deposits rising from $91.4 million at March 31, 1995, to $94.8 million at March 31, 1996. The average cost of deposits also increased in response to the rising interest rate environment prevalent in the economy.

Net Interest Income

Net interest income decreased $149,000, or 4.39% to $3.3 million for the nine months ended March 31, 1996. The net interest margin decreased to 3.78% for the nine months ended March 31, 1996 from 4.07% for the nine months ended March 31, 1995 primarily as a result of rates increasing faster on deposits than loans and investments. The Company's average-earning assets increased $4.3 million, while average deposits increased $3.4 million.

Provision for Loan Losses

The Bank's reserve for loan losses was considered sufficient to absorb potential losses for the nine months ended March 31, 1996 and 1995.

Non-interest Income

Non-interest income increased $96,000 or 29.27%, to $425,000 for the nine months ended March 31, 1996. Loan fees and service charges have increased due to increased originations. Loan originations for the nine months ended March 31, 1996 were $31.3 million compared to $25.0 million for the nine months ended March 31, 1995. Sold loans have also been on the increase, which increases the other income category for the sale of servicing through service release premiums. NOW account fees have increased $21,000. or 11.66%, to $205,000 for the nine months ended March 31, 1996 compared to $183,000 for the nine months ended March 31, 1995. The increase is attributable to an increase of 415 accounts, or 16.80%, in the number of accounts since March 31, 1995 and increased fees for non-sufficient funds and negative balances.

Non-interest Expense

Non-interest expense increased $126,000, or 7.56% to $1,785,000 for the nine months ended March 31, 1996. Compensation, occupancy and furniture and fixture expense have increased due mainly to the opening of an additional branch facility. The data processing function has been updated, which also produces more expenditures. Due to increased deposits, the deposit insurance premium has increased as have other expenses related to having more accounts.

Income Tax Expense

Income tax expense amounted to $620,000 for the nine months ended
March 31, 1996, compared to $612,000 for the nine months ended March 31, 1995. The Company recorded deferred income taxes of $66,000 for the nine months ended March 31, 1996 due to timing differences.




                         PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.
          N/A

Item 2.   Changes in Securities.
          N/A

Item 3.   Defaults Upon Senior Securities.
          N/A

Item 4.   Submission of Matters to a Vote of Security Holders.
          N/A

Item 5.   Other Information
          N/A

Item 6.   Exhibits
          N/A





                                  SIGNATURES


     Pursuant to the requirement of the Security Exchange Act of 1934, the registrant has duly caused this report to the signed on its behalf by the undersigned thereunto duly authorized.

                                   FFBS BANCORP, INC.



Date: ______________________       By:  _____________________________
                                        E. Frank Griffin, III
                                        Chief Executive Officer
                                        and President



                                   By:  _____________________________
                                        Sherry L. Boyd
                                        Chief Financial Officer