Form 10KSB
period 1996-06-30
FFBS BANCORP INC
filed 1996-09-26
CIK 899678

SECURITIES AND EXCHANGE COMMISSION


                           Washington, D. C.  20549

                                 FORM 10-KSB

               Annual Report Pursuant to Section 13 or 15(d) of
                     the Securities Exchange Act of 1934


For the fiscal year ended June 30, 1996   Commission file number 0-21688



                                FFBS Bancorp, Inc.

            (Exact name of registrant as specified in its charter)


            Delaware                               64-0828070
(State or other jurisdiction of                 (I.R.S. Employer
 incorporation or organization)                 Identification No.)

 1121 Main Street, Columbus, Mississippi               39703
(Address of principal executive offices)             (Zip Code)

       (601) 328-4631
(Registrant's telephone number,
 including area code)

Securities registered pursuant to Section 12(b) of the Act:

                                              Name of each exchange on
        Title of each class                        which registered

               None                                       None


Securities registered pursuant to Section 12(g) of the Act:

                Common stock, par value $.01 per share

                            (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

 Yes    X           No

Indicate by check mark if no disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B is contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

Issuer's revenues for the year ended June 30, 1996 (In thousands)
                              $8,929

Aggregate market value of the voting stock held by nonaffiliates was approximately $29,281,631

Indicate the number of shares outstanding of each of the issuers' classes of common stock as of the latest practicable date.

             Class                        Outstanding at June 30, 1996

   Common stock, $.01 par value                 1,572,183 shares


Documents Incorporated by Reference -

   Annual report to stockholders for the fiscal year ended June 30, 1996.

   Proxy statement for the 1996 annual meeting of stockholders.



                                    PART I


ITEM 1 - DESCRIPTION OF BUSINESS

FFBS Bancorp, Inc. (Company) was organized in March, 1993, at the direction of the Board of Director's of First Federal Bank for Savings
(Bank) to acquire all of the capital stock that the Bank issued upon its conversion from a mutual to a stock form of ownership. The Company may acquire or organize other operating subsidiaries, including other financial institutions, although there are currently no specific plans regarding such activities by the Company. On June 30, 1993, the Company acquired 100% of the outstanding common stock issued by the Bank upon its conversion from a mutual association to a stock form of ownership. Prior to that date, the Company conducted no other business other than its formation and organization. The Company's primary source of income is from its equity ownership in the Bank. At June 30, 1996, the Company had total consolidated assets of $125.2 million, deposits of $99.1 million and stockholders' equity of $24.6 million.

The Bank descended from Columbus Building and Loan Association, which dated back to 1892. In 1934, the Bank was organized as a federally chartered mutual savings association headquartered in Columbus, Mississippi. Its deposits are insured up to the maximum allowable amount by the Federal Deposit Insurance Corporation (the "FDIC"). The Bank primarily serves Lowndes County, Mississippi, and adjacent counties in Mississippi and Alabama through its main office and two branch offices in Columbus. The Bank is a community-oriented financial institution offering a variety of financial services to meet the financial service needs of the communities it serves. The Bank attracts deposits from the general public and uses such deposits primarily to originate loans secured by first mortgages on owner-occupied, one-to-four family residences in its market area.

In addition to interest earned on loans and investments, the Bank receives fee income for loan origination and commitments, late payments and other miscellaneous services. Also, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report to Stockholders filed as Exhibit 13 hereto.

Like other institutions, the Bank is materially affected by general economic conditions, the monetary and fiscal policies of the federal government and the policies of the various regulatory authorities, including the Office of Thrift Supervision (OTS) and the Board of Governors of the Federal Reserve System ("Federal Reserve Board"). The Bank's results of operations are largely dependent upon its net interest income, which is the difference between (i) the interest it receives on its loan portfolio and its investment securities portfolio and (ii) the interest it pays on its deposit accounts. See Supplemental Statistical Information for analysis of net interest earnings and rate/volume analysis.

The Bank's principal business has been and continues to be attracting retail deposits from the general public and investing those deposits, together with funds generated from operations, primarily in one-to-four-family loans, commercial business loans, construction loans and consumer loans. In addition, the Bank invests in mortgage-backed and related securities, U. S. government and federal agency securities and other marketable securities. The Bank's revenues are derived principally from interest on its mortgage loan and mortgage-backed securities portfolio and earnings on its investment securities. The Bank's primary sources of funds are deposits, principal and interest payments on loans and mortgage-backed and related securities. At June 30, 1996, the Bank had no brokered deposits and no FHLB-Dallas advances.

The following table sets forth the composition of the Bank's mortgage and other loan portfolios and its mortgage-backed and related securities in dollar amounts and in percentages at the dates indicated.

                                               At June 30,
                           _______________________________________________
                                  1994            1995            1996
                           _______________ _______________ _______________
                                   Percent         Percent         Percent
                                      Of              Of              Of
                            Amount  Total   Amount  Total   Amount  Total
                           _______ _______ _______ _______ _______ _______
                                        (Dollars in Thousands)
Mortgage loans:
  One-to-four-family       $56,336  76.12% $60,439  75.18% $61,077 73.12%
  Multi-family               1,345   1.82    1,284   1.60    1,021   1.22
  Commercial real estate     8,908  12.04    7,715   9.60    7,867   9.42
  Construction and land      1,429   1.93    2,616   3.25    4,218   5.05
                           _______ _______ _______ _______ _______ _______
    Total mortgage loans    68,018  91.91   72,054  89.63   74,183  88.81
                           _______ _______ _______ _______ _______ _______

Consumer and other loans:
  Loans on deposit           1,209   1.63    1,416   1.76    1,592   1.91
  Home improvement and
    education                   18    .02      114    .14       83    .10
  Auto loans                 1,975   2.67    2,793   3.47    3,680   4.41
  Commercial -
    collateralized             731    .99    1,418   1.77      974   1.17
  Commercial - unsecured       260    .35      272    .34      479    .57
  Personal - unsecured       2,058   2.78    2,444   3.04    2,676   3.20
  Other loans                  594    .80      624    .78      554    .66
                           _______ _______ _______ _______ _______ _______
    Total consumer and
      other loans            6,845   9.24    9,081  11.30   10,038  12.02
                           _______ _______ _______ _______ _______ _______


    Total loans
      receivable            74,863 101.15   81,135 100.93   84,221 100.83

Less:
  Unearned discounts and
    deferred loan fees          51    .07       39    .05       27    .03
  Allowance for loan
    losses                     803   1.08      705    .88      666    .80
                           _______ _______ _______ _______ _______ _______

  Loans receivable, net    $74,009 100.00% $80,391 100.00% $83,528 100.00%
                           ======= ======= ======= ======= ======= =======

Mortgage-backed and
  related securities:
    FHLMC                  $ 1,985  71.54% $ 1,718  85.51% $ 1,469  58.62%
    CMOs                       299  10.77      219  10.90       -    0.00
    FNMA                       469  16.90       65   3.24    1,029  41.06
                           _______ _______ _______ _______ _______ _______

Total mortgage-backed and
  related securities         2,753  99.21    2,002  99.65    2,498  99.68

Net premiums                    22    .79        7    .35        8    .32
                           _______ _______ _______ _______ _______ _______

Net mortgage-backed and
  related securities       $ 2,775 100.00% $ 2,009 100.00% $ 2,506 100.00%
                           ======= ======= ======= ======= ======= =======


The following table sets forth the composition of the Bank's loan portfolio by fixed and adjustable rate at the dates indicated:

                                              At June 30,
                           _______________________________________________
                                 1994            1995            1996
                           _______________ _______________ _______________
                                   Percent         Percent        Percent
                                     Of              Of              Of
                            Amount  Total   Amount  Total   Amount  Total
                           _______ _______ _______ _______ _______ _______
                                        (Dollars in Thousands)

Fixed Rate Loans:
  Mortgage Loans:
    One-to-four family     $28,539  38.12% $27,635  34.06% $26,574  31.55%
    Multi-family             1,018   1.36      981   1.21      915   1.08
    Commercial real
      estate                 8,204  10.96    7,222   8.90    7,391   8.78
    Construction and land    1,429   1.91    2,359   2.91    3,963   4.71
                           _______ _______ _______ _______ _______ _______
      Total mortgage
        loans               39,190  52.35   38,197  47.08   38,843  46.12

    Consumer                 5,854   7.82    7,391   9.11    8,585  10.19
    Commercial                 991   1.32    1,690   2.08    1,453   1.73
                           _______ _______ _______ _______ _______ _______
    Total fixed rate
      loans                 46,035  61.49   47,278  58.27   48,881  58.04
                           _______ _______ _______ _______ _______ _______
Adjustable Rate Loans
  (ARM):
    Mortgage Loans:
      One-to-four-family    27,797  37.14   32,804  40.43   34,550  41.02
      Multi-family             327    .43      303    .37      106    .13
      Commercial real
        estate                 704    .94      493    .61      430    .51
      Construction and
        land                   -      -        257    .32      254    .30
                           _______ _______ _______ _______ _______ _______
        Total mortgage
          loans             28,828  38.51   33,857  41.73   35,340  41.96

      Consumer                 -      -        -      -        -      -
      Commercial               -      -        -      -        -      -
                           _______ _______ _______ _______ _______ _______
      Total adjustable
        rate loans          28,828  38.51   33,857  41.73   35,340  41.96
                           _______ _______ _______ _______ _______ _______

    Total Loans            $74,863 100.00% $81,135 100.00% $84,221 100.00%
                           ======= ======= ======= ======= ======= =======
    Fixed rate mortgage-
      backed and related
      securities           $ 2,753 100.00% $ 2,002 100.00% $ 2,498 100.00%
                           _______ _______ _______ _______ _______ _______

    Total mortgage-backed
      and related
      securities           $ 2,753 100.00% $ 2,002 100.00% $ 2,498 100.00%
                           ======= ======= ======= ======= ======= =======

The primary focus of the Bank is to originate ARM loans; however, they are dependent upon relative customer demand as well as current and expected future levels of interest rates. The Bank originates loans that generally meet the Bank's underwriting standards, which are secured by first mortgages on owner-occupied one-to-four-family residences and commercial real estate located primarily in northeast Mississippi. The Bank began a program of originating fixed-rate conforming loans for sale for customers who desire the fixed-rate loan features. See Supplemental Statistical Information for loan maturities and sensitivities to changes in interest rates.

The following table sets forth the Bank's loan originations and loan and mortgage-backed and related securities purchases, sales, principal repayments and amortization of premiums and discounts for the periods indicated.
                                                  At June 30,
                                           _________________________
                                             1994     1995    1996
                                           _______  _______  _______
                                                (In Thousands)

Mortgage loans (gross):
  At beginning of period                   $67,481  $68,018  $72,054
                                           _______  _______  _______

    Mortgage loans originated:
      One-to-four family                    16,450   15,561   25,617
      Multi-family and commercial real
        estate                               1,466    5,929    4,549
      Construction and land                  1,793    2,583    6,741
                                           _______  _______  _______

        Total mortgage loans originated     19,709   24,073   36,907
                                           _______  _______  _______

    Mortgage loans purchases                 6,181      171      117

  Less:
    Transfer of mortgage loans to
      foreclosed real estate                   194       43      755
    Principal repayments                    19,737   18,321   28,485
    Sales of one-to-four-family
      mortgage loans                         5,422    1,844    5,655
                                           _______  _______  _______

    At end of period                       $68,018  $72,054  $74,183
                                           =======  =======  =======

  Consumer and other loans (gross):
    At beginning of period                 $ 6,034  $ 6,845  $ 9,081
      Consumer and other loans originated   10,662    9,437    7,701
      Principal repayments                  (9,851)  (7,201)  (6,744)
      Transfer to other assets                 -        -        -
                                           _______  _______  _______

    At end of period                       $ 6,845  $ 9,081  $10,038
                                           =======  =======  =======

  Mortgage-backed and related securities
    (gross):
      At beginning of period               $ 3,735  $ 2,753  $ 2,002
        Mortgage-backed and related
          securities purchased               4,342      -        985
        Amortization and repayments         (3,324)    (751)    (481)
        Sales                               (2,000)     -        -
                                           _______  _______  _______

      At end of period                     $ 2,753  $ 2,002  $ 2,506
                                           =======  =======  =======

The Bank provides valuation reserves for anticipated losses on loans at a level considered adequate by management. Management performs quarterly reviews of the Bank's loan portfolio to evaluate the adequacy of the allowance with any adjustments being made through provisions for loan losses. These reviews take into consideration the Bank's past due and nonperforming loans, prior years' loss experience, economic conditions, underlying collateral and the distribution of loans in the portfolio by risk class. Amounts of the allowance are assigned to specific loans and loan categories based upon these factors. Although management believes that it uses the best information available to make such determinations, future adjustments to reserves may be necessary, and net income could be significantly affected, if circumstances differ substantially from the assumptions used in making the initial determinations. See Supplemental Statistical Information for summary of loan loss experience.

Investment securities held by the Bank at June 30, 1995 and 1996, are described in Note B to the consolidated financial statements and included as part of Exhibit 13 to this annual report.

The Bank's primary sources of funds are deposits and repayments on loans and mortgage backed and related securities. The Bank may obtain advances from the FHLB-Dallas upon security of its capital stock of the FHLB-Dallas and certain of its mortgage loans. Since 1982, the Bank has utilized FHLB-Dallas advances once, and at June 30, 1996, the Bank had no outstanding advances from the FHLB-Dallas, or any other borrowings.

The Bank offers a variety of deposit accounts having a range of interest rates and terms. The Bank's deposits principally consist of fixed-term certificates, regular passbook accounts, money market accounts, IRAs, NOW accounts and commercial checking and demand (non-interest-bearing) accounts. The flow of deposits is influenced significantly by general economic conditions, changes in money market rates and other prevailing interest rates and competition. The Bank relies primarily on customer service and long-standing relationships with customers to attract and retain these deposits. The Bank has no brokered deposits.

The Bank seeks to maintain a high level of stable core deposits by advertising, providing reduced fees on checking accounts for senior citizens and generally promoting checking accounts. When pricing deposits, consideration is given to local competition, the Bank's gap position, U. S. Treasury 90-day and six-month rates and the need for funds. Management's strategy is to price at or just above the median competition, contingent upon the need for funds, and to stratify the pricing system to attract deposits and maintain a controlled gap position.

There are no concentrations of deposits which are dependent on a specific industry, governmental entity, etc., which if withdrawn would significantly impact the Bank's financial condition.

Reference should be made to Note I - Deposits of the consolidated financial statements included as part of Exhibit 13 to this annual report for the distribution of the Bank's deposit accounts at June 30, 1995 and 1996, and the weighted average nominal interest rates.


Regulation

The Bank is a federally-chartered savings bank, the deposits of which are federally insured and backed by the full faith and credit of the United States Government. Accordingly, the Bank is subject to broad federal regulation and oversight extending to all of its operations.
The Bank is a member of the FHLB of Dallas and is subject to certain limited regulation by the Federal Reserve Board. Also, the Bank is a member of the Savings Association Insurance Fund (SAIF) and the deposits of the Bank are insured by the FDIC. As a result, the FDIC has certain regulatory and examination authority. Certain regulatory requirements and restrictions are discussed below:

The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition, in addition to obtaining regulatory approvals prior to entering certain transactions such as mergers with or acquisitions of other financial institutions. There are periodic examinations by the OTS and the FDIC to test the Bank's compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulation, whether by the OTS, the FDIC or the Congress could have a material adverse impact on the Company, the Bank and their operations. The Holding Company is also required to file certain reports and comply with the rules and regulations of the OTS, the Securities and Exchange Commission ("SEC"), and the National Association of Securities Dealers (NASD).

FDICIA

On December 19, 1991, the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") became law. While FDICIA primarily addresses additional sources of funding for the Bank Insurance Fund
(BIF), which insures the deposits of commercial banks and savings banks, it also imposes a number of new mandatory supervisory measures on savings associations and banks. Some of the more significant provisions are as follows:

a) Standards for Safety and Soundness. FDICIA requires the federal bank regulatory agencies to prescribe, by regulation, standards for all insured depository institutions and depository institution holding companies relating to: (i) internal controls, information systems and audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate risk exposure; (v) asset growth;
   and (vi) compensation, fees and benefits. The compensation standards prohibit employment contracts, compensation or benefit arrangements, stock option plans, fee arrangements or other compensatory arrangements that would provide excessive compensation, fees or benefits or could lead to material financial loss. The FDICIA also provides for enhanced federal supervision of depository institutions based on, among other things, an institution's capital level.

b) Prompt Corrective Regulatory Action. FDICIA establishes a system of prompt corrective action to resolve the problems of undercapitalized institutions. Under this system, which became effective on December 19, 1992, the banking regulators are required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's degree of capitalization. Generally, subject to a narrow exception, FDICIA requires the banking regulator to appoint a receiver or conservator for an institution that is critically undercapitalized. FDICIA authorizes the banking regulators to specify the ratio of tangible capital to assets at which an institution becomes critically undercapitalized and requires that ratio to be no less than 2% of assets.

     Under the OTS final rule, generally, a savings institution that has a total risk-based capital of less than 8.0% or a leverage ratio that is less than 4.0% is considered to be undercapitalized. A savings institution that has a total risk-based capital less than 6.0%, a Tier I risk-based capital ratio of less than 3% or a leverage ratio that is less than 3.0% is considered to be "significantly undercapitalized" and a savings institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be "critically undercapitalized." Generally, a capital restoration plan must be filed with the OTS within 45 days of the date an association receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." In addition, numerous mandatory supervisory actions become immediately applicable to the institution, including, but not limited to, restrictions on growth, investment activities, capital distributions, and affiliate transactions. The OTS could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

c) Uniform Lending Standards. Under FDICIA, the federal banking agencies are required to adopt uniform regulations prescribing standards for extensions of credit that are secured by liens on interests in real estate or made for the purpose of financing the construction of a building or other improvements to real estate. Under joint regulations recently adopted by the banking agencies, which became effective March 19, 1993, savings associations must adopt and maintain written policies that establish appropriate limits and standards for extensions of credit that are secured by liens or interests in real estate or are made for the purpose of financing standards, prudent underwriting standards (including loan-to-value limits) that are clear and measurable, loan administration procedures, and documentation, approval and reporting requirements. The real estate lending policies must reflect consideration of the Interagency Guidelines for Real Estate Lending Policies that have been adopted by the federal bank regulators.

d) Miscellaneous. FDICIA increases the consumer lending authority of federal associations to 35% of assets, extends the deadline for the mandatory use of state-certified and state-licensed appraisers, modifies the Qualified Thrift Lender (QTL) test to require 65% rather than 70% of portfolio assets to be qualified thrift investments and authorizes the OTS to prescribe rules for the amount of purchased mortgage servicing rights that must be deducted from capital for regulatory reporting purposes. FDICIA also authorizes acquisitions of banks by savings associations on the same terms as savings associations may be acquired by banks.

Small Business Job Protection Act

The Small Business Job Protection Act of 1996 was signed into law on
August 20, 1996.  As the result of the enactment of the Small Business
Act, all savings banks and savings associations will be able to change to a commercial bank charter, diversify their lending, or to be merged into a commercial bank without having to recapture any of their pre-1988 reserve accumulations. Any reserves accumulated above the 1987 level will be subject to recapture, regardless of whether or not a particular thrift intends to change charter, be acquired, or diversify their activities.
The recapture tax on the post-1987 reserves will be paid in equal amounts over six years beginning in 1996. If a thrift originates the same principal amount of mortgage loans in 1996 or 1997 that it originates in the six years before 1996, the payment of the recapture tax may be deferred for that year. The Bank had accumulated tax reserves of $1,600,000 as of July 1, 1988, and $2,400,000 as of June 30, 1996; thus, resulting in tax reserves to be recaptured of $800,000. The Bank anticipates deferring any recapture tax for two years, the maximum deferment period, due to meeting the mortgage origination test.

For taxable years beginning after 1995, the recapture provision would eliminate the "percentage-of-taxable income method" of computing reserve additions. Institutions under $500 million in assets, such as the Bank, will be permitted to make deductible reserve additions using the bank experience method. Large institutions of $500 million or more assets will be permitted to take a tax deduction only when a loan is actually charged off.


Federal Securities Law

The Company filed with the SEC a registration statement under the Securities Act, for the registration of the Common Stock to be issued pursuant to the Conversion. Upon completion of the Conversion, the Company's Common Stock was registered with the SEC under the Exchange Act. The Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Exchange Act.

The registration under the Securities Act of shares of the Common Stock to be issued in the Conversion does not cover the resale of such shares. Shares of the Common Stock purchased by persons who are not affiliates of the Company may be resold without registration. Shares purchased by an affiliate of the Company are subject to the resale restrictions of Rule 144 under the Securities Act. If the Company meets the current public information requirements of Rule 144 under the Securities Act, each affiliate of the Company who complies with the other conditions of Rule 144 (including those that require the affiliate's sale to be aggregated with those of certain other persons) will be able to sell in the public market, without registration, a number of shares not to exceed, in any three-month period, the greater (i) 1% of the outstanding shares of the Company or (ii) the average weekly volume of trading in such shares during the preceding four calendar weeks. Provision may be made in the future by the Company to permit affiliates to have their shares registered for sale under the Securities Act under certain circumstances.

Regulatory Capital Requirements

The OTS capital regulations require savings institutions to meet three capital standards: a 1.5% tangible capital standard; a 3% leverage (core capital) ratio; and an 8% risk based capital standard. Core capital is defined as common stockholder's equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interest in equity accounts of consolidated subsidiaries less intangibles other than certain qualifying supervisory intangible assets and certain purchased mortgage servicing rights. The OTS regulations also require that, in meeting the leverage ratio, tangible and risk-based capital standards, institutions must deduct investments in and loans to subsidiaries engaged in activities not permissible for a national bank. The Bank currently has no subsidiaries engaged in such activities. At June 30, 1995 and 1996, the Bank exceeded each of its capital requirements. See Supplemental Statistical Information - Capital Adequacy Data of Subsidiary Bank.

On August 31, 1993, the OTS issued a final rule which sets forth the methodology for calculating an interest rate risk ("IRR") component which is added to the risk-based capital requirements for OTS regulated thrift institutions. Under the final rule, savings associations with a greater than "normal" level of interest rate exposure will be subject to a deduction from total capital for purposes of calculating their risk-based capital requirement. Specifically, interest rate exposure will be measured as the decline in net portfolio value due to a 200 basis point change in market interest rates. The interest rate risk ("IRR") component to be deducted from total capital is equal to one-half the difference between an institution's measured exposure and the "normal" level of exposure, which is defined as two percent of the estimated economic value of its assets. The final rule establishes a two quarter "lag" between the reporting date that is used to calculate the IRR component and the effective date of each quarter's IRR component. The Director of the OTS may waive or defer an institution's IRR component, but not decrease it unless it is as the result of an appeal. The OTS intends to make an appeals process available to institutions under certain circumstances. Recently, the OTS has postponed the interest rate risk capital deduction in order to provide sufficient time to implement and evaluate the OTS appeals process as well as get a better sense of the direction that the other federal banking agencies may take in their implementation of Section 305 of FDICIA.

Liquidity Requirements

The Bank is required to maintain an average daily balance of liquid assets (cash, certain time deposits, bankers' acceptances, specified U.
S. Government, state or federal agency obligations, shares of certain mutual funds and certain corporate debt securities and commercial paper) equal to a monthly average of not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement may be changed from time to time by the OTS to any amount within the range of 4% to 10% depending upon economic conditions and the savings flows of member institutions, and is currently 5%. OTS regulations also require each savings institution to maintain an average daily balance of short-term liquid assets at a specified percentage (currently 1%) of the total of its net withdrawable deposit accounts and borrowings payable in one year or less. Monetary penalties may be imposed for failure to meet these liquidity requirements. The Bank's average long-term liquidity and short-term liquidity ratios for June 30, 1996, were 29.77% and 8.48%, respectively, which exceeded the then applicable requirements. The Bank has never been subject to monetary penalties for failure to meet its liquidity requirements.

Insurance of Deposit Accounts

The FDIC charges an annual assessment for the insurance of deposits based on the risk a particular institution poses to its deposit insurance fund. The risk-related premium system (RRPS) is used to determine the deposit insurance assessment rate. Under the RRPS, each insured institution is assigned to one of three capital groups and to one of three supervisory subgroups for purposes of determining an assessment risk classification. The three capital categories based on the institution's financial condition consist of (1) well capitalized,
(2) adequately capitalized, or (3) undercapitalized. The three supervisory subgroups are (1) Subgroup A, (2) Subgroup B, and (3) Subgroup C. The subgroup assignment is based upon a variety of factors including, but not limited to, the latest supervisory examination of the institution. For the assessment period beginning January 1, 1996, the Bank has been assigned to the well capitalized and Subgroup A categories. This resulted in the Bank receiving the lowest assessment rate of .23% of deposits. However, the FDIC is authorized to raise insurance premiums. Thus, any increase in the assessment rates could have an impact on the Bank's earnings. Congress is currently considering a special one-time assessment on SAIF insured deposits. The Company does not know when and if this proposal may be adopted or the effect on its insurance assessment.

Qualified Thrift Lender Test

The Home Owners Loan Act ("HOLA"), as amended, requires savings institutions to meet a qualified thrift lender ("QTL") test. If the Association maintains an appropriate level of Qualified Thrift Investments (primarily residential mortgages and related investments, including certain mortgage-backed securities) ("QTIs") and otherwise qualifies as a QTL, it will continue to enjoy full borrowing privileges from the FHLB of Dallas. Under FDICIA, the required percentage of QTIs was decreased from 70% to 65% of portfolio assets (defined as all assets minus intangible assets, property used by the institution in conducting its business and liquid assets up to 20% of total assets). Certain assets are subject to a percentage limitation of 20% of portfolio assets. In addition, savings associations may include shares of stock of the Federal Home Loan Banks, FNMA and FHLMC as qualifying QTIs. The FDICIA also amended the method for measuring compliance with the QTL test to be on a monthly basis in nine out of every 12 months, as opposed to on a daily or weekly average of QTIs. As of June 30, 1996, the Association was in compliance with QTL requirement with 80.52% of its total assets invested in Qualified Thrift Investments.

A savings association that does not meet a QTL test must either convert to a bank charter or comply with the following restrictions on its operations: (i) the savings associations may not engage in any new activity or make any new investment, directly or indirectly, unless such activity or investment is permissible for a national bank; (ii) the branching powers of the savings association shall be restricted to those of a national bank; (iii) the savings association shall not be eligible to obtain any advances from its FHLB; and (iv) payment of dividends by the savings association shall be subject to the rules regarding payment of dividends by a national bank. Upon the expiration of three years from the date the savings association ceases to be a QTL, it must cease any activity and not retain any investment not permissible for a national bank and immediately repay any outstanding FHLB advances (subject to safety and soundness considerations).

Loans to One Borrower

Under the HOLA, as amended, savings institutions are subject to the national bank limits on loans to one borrower. Generally, a savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of the savings association's unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if such loan is secured by readily-marketable collateral, which is defined to include certain securities and bullion, but generally does not include real estate.

Dividend and Other Capital Distribution Limitations

OTS regulations impose limitations upon all capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. The rule establishes three tiers of institutions, which are based primarily on an institution's capital level. An institution that exceeds all fully phased-in capital requirements before and after a proposed capital distribution ("Tier 1 Association") and has not been advised by the OTS that it is in need of more than normal supervision, could, after prior notice but without the approval of the OTS, make capital distributions during the calendar year equal to the greater of:
(i) 100% of its net income to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year; or (ii) 75% of its net income for the previous four quarters. Any additional capital distributions would require prior regulatory approval. In the event the Bank's capital fell below its fully phased-in requirement or the OTS notified it that it was in need of more than normal supervision, the Bank's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice. Furthermore, under the OTS prompt corrective action regulations, which took effect on December 19, 1992, the Bank would be prohibited from making any capital distributions if, after the distribution, the Bank would have (i) a total risk-based capital ratio of less than 8.0%; (ii) a Tier 1 risk-based capital ratio of less than 4.0% or (iii) a leverage ratio of less than 4.0%.

Federal Home Loan Bank System

The Association is a member of the FHLB of Dallas, which is one of 12 regional FHLBs that administer the home financing credit function of savings associations. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLB.

As a member, the Association is required to purchase and maintain stock in the FHLB of Dallas in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year. At June 30, 1996, the Association had $756,500 in FHLB stock, which was in compliance with this requirement.

As a result of FIRREA, the FHLBs are required to provide funds for the resolution of troubled savings associations and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have adversely affected the level of FHLB dividends paid and could continue to do so in the future. For the year ended June 30, 1996, dividends paid by the FHLB of Dallas to the Association totaled $45,000.

Federal Reserve System

The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve Board regulations generally require that reserves of 3% must be maintained against aggregate transaction accounts of $47.7 million or less (subject to adjustment by the Federal Reserve Board) plus 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) against that portion of total transaction accounts in excess of $47.7 million. The first $4.3 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. The Bank is in compliance with the foregoing requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements imposed by the OTS. Because required reserves must be maintained in the form of either vault cash, a non-interest-bearing account at a Federal Reserve Bank or a pass-through account as defined by the Federal Reserve Board, the effect of this reserve requirement is to reduce the Bank's interest-earning assets. FHLB System members are also authorized to borrow from the Federal Reserve "discount window," but Federal Reserve Board regulations require institutions to exhaust all FHLB sources before borrowing from a Federal Reserve Bank.

Holding Company Regulation

The Company is a nondiversified savings and loan holding company within the meaning of the Home Owners' Loan Act (HOLA), as amended. As such, the Company is required to register with the OTS and will be subject to OTS regulations, examinations, supervision and reporting requirements. In addition, the OTS has enforcement authority over the Company and any non-savings institution subsidiaries. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution. The Bank must notify the OTS 30 days before declaring any dividend to the Company.

The HOLA prohibits a savings and loan holding company, directly or indirectly, or through one or more subsidiaries, from acquiring another savings institution or holding company thereof, without prior written approval of the OTS; acquiring or retaining, with certain exceptions, more than 5% of a nonsubsidiary savings institution, a nonsubsidiary holding company, or a nonsubsidiary company engaged in activities other than those permitted by the HOLA; or acquiring or retaining control of an institution that is not federally insured. In evaluating applications by holding companies to acquire savings institutions, the OTS must consider the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the insurance funds, the convenience and needs of the community and competitive factors.

As a unitary savings and loan holding company, the Company generally will not be restricted under existing laws as to the types of business activities in which it may engage, provided that the Bank continues to meet OTS requirements. The HOLA limits the activities of a multiple savings and loan holding company and any non-insured institution subsidiaries primarily to activities permissible for bank holding companies under Section 4(c)(8) of the BHC Act, subject to the prior approval of the OTS, and activities authorized by OTS regulations. The activities of savings institutions are governed by HOLA, as amended and, in certain respects, the FDI Act. The HOLA and the FDI Act were amended by the FIRREA, which was enacted for the purpose of resolving problem savings institutions, establishing a new thrift insurance fund, reorganizing the regulatory structure applicable to a savings institution, and imposing bank-like standards on savings institutions, and by FDICIA. The federal banking statues as amended by the FIRREA and FDICIA (1) restrict the use of borrowed deposits by troubled savings institutions that are not well-capitalized, (2) prohibit the acquisition of any corporate debt security that is not rated in one of the four highest rating categories, (3) restrict the aggregate amount of loans secured by non-residential real estate property to 400% of capital, (4) permit savings and loan holding companies to acquire up to 5% of the voting shares of non-subsidiary savings institutions or savings and loan holding companies without prior approval, (5) permit bank holding companies to acquire healthy savings institutions and (6) require the federal banking agencies to establish by regulation loan-to-loan value limitations on real estate lending. However, the Bank does not have the authority under the HOLA to make certain loans or investments, not exceeding 5.0% of its total assets, on each of (i) non-conforming loans (loans in excess of the specific limitations of the HOLA) and (ii) construction loans without security for the purpose of financing what is or is expected to be residential property. To assure repayment of such loans, the Bank relies substantially on the borrower's general credit standing, personal guarantees and projected future income on the properties.

Federal Taxation

General. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Association.

Historically, for federal income tax purposes, the Association has reported its income and expenses on the accrual method of accounting and has filed consolidated federal income tax returns on this basis. The Association is subject to the rules of federal income taxation applicable to corporations. Generally, the Code requires that all corporations, including the Association, compute taxable income under the accrual method of accounting. For its taxable year ending 1996, the Association was subject to a maximum federal income tax rate of 34%.

Bad Debt Reserves. Savings institutions such as the Association which meet certain definitional tests primarily relating to their assets and the nature of their business ("qualifying thrifts") are permitted to establish a reserve for bad debts and to make annual additions thereto, which additions may, within specified formula limits, be deducted in arriving at their taxable income. As of June 30, 1996, the Association's tax bad debt reserve was $2.6 million. See Small Business Job Protection Act.

Earnings appropriated for bad debt reserves and deducted for federal income tax purposes cannot be used by the Association to pay cash dividends to the Holding Company without the payment of income taxes by the Association at the then current income tax rate on the amount deemed distributed, which would include the amount of any federal income taxes attributable to the distribution. Thus, any dividends to the Holding Company that would reduce amounts appropriated to the Association's bad debt reserves and deducted for federal income tax purposes could create a tax liability for the Association. The Association does not intend to pay dividends that would result in a recapture of its bad debt reserves.

Corporate Alternative Minimum Tax. For taxable years beginning after December 31, 1986, the Code imposes a tax on alternative minimum taxable income ("AMTI") which is imposed at a rate of 21%. The excess of the bad debt reserve deduction using the percentage of taxable income method over the deduction that would have been allowable under an experience method is treated as a preference item for purposes of computing the AMTI. Only 90% of AMTI can be offset by net operating losses. For taxable years beginning after December 31, 1989, the adjustment to AMTI based on book income is an amount equal to 75% of the amount by which a corporation's adjusted current earning exceeds its AMTI (determined without regard to this preference and prior to reduction for net operating losses). In addition, for taxable years beginning after December 31, 1986, and before January 1, 1992, an environmental tax of
 .12% of the excess of AMTI (with certain modifications) over $2.0 million is imposed on corporations, including the Association, whether or not an Alternative Minimum Tax ("AMT") is paid. The Association does not expect to be subject to the AMT.


Distributions. To the extent that (i) the Association's reserve for losses on qualifying real property loans exceeds the amount that would have been allowed under an experience method and (ii) the Association makes "nondividend distributions" to stockholders that are considered to result in distributions from the excess bad debt reserves or the supplemental reserve for losses on loans ("Excess Distributions"), then an amount based on the amount distributed will be included in the Association's taxable income. Nondividend distributions include distributions in excess of the Association's current and accumulated earnings and profits, distributions in redemption of stock and distributions in partial or complete liquidation. However, dividends paid out of the Association's current or accumulated earnings and profits, as calculated for federal income tax purposes, will not be considered to result in a distribution from the Association's bad debt reserves.

The amount of additional taxable income created from an Excess Distribution is an amount that when reduced by the tax attributable to the income is equal to the amount of the distribution. Thus, if, after the Conversion, certain portions of the Association's accumulated tax bad debt reserve are used for any purpose other than to absorb qualified bad debt loans, such as the payment of dividends or other distributions with respect to the Association's capital stock (including distributions upon redemption or liquidation), approximately one and one-half times the amount so used would be includable in gross income for federal income tax purposes, assuming a 34% corporate income tax rate (exclusive of state taxes).

State Taxation

Mississippi Taxation. The Holding Company and the Association are subject to the Mississippi corporate income tax and franchise tax to the extent that such corporations are engaged in business in the State of Mississippi or have income that is generated in the state. A franchise tax is imposed at a rate of $2.50 per $1,000, or fractional part thereof, of capital, surplus, undivided profits and reserves employed in Mississippi. An income tax is imposed at a rate of 3% on the first $5,000 of taxable income, 4% on the next $5,000 of taxable income and 5% on taxable income in excess of $10,000. A Mississippi combination return of corporate income and franchise tax must be filed annually.
For these purposes, "taxable income" generally means federal taxable income, subject to certain adjustments (including the addition of interest income on non-Mississippi state and municipal obligations and the exclusion of interest income on U. S. Treasury obligations). The exclusion of income on U. S. Treasury obligations has the effect of reducing the Mississippi taxable income of savings institutions.

Delaware Taxation. As a Delaware holding company not earning income in Delaware, the Holding Company is exempted from Delaware corporate income tax but is required to file an annual report with and pay an annual franchise tax to the State of Delaware.

Competition

The Company and the Bank currently serve Lowndes County, Mississippi, and adjacent counties in Mississippi and Alabama. Over this same area, the Bank competes directly in Lowndes County with approximately 7 banking institutions and many credit unions, financial companies, brokerage firms, mortgage companies and insurance companies. The institution is the only savings association in the immediate area. The slogan, "Local People with Local Interests," identifies the Bank as a community-oriented financial institution, which management considers as its major competitive advantage in attracting and retaining customers in its market area.

Research and Development

For the years ended June 30, 1995, and 1996, the Company and the Bank had no expenditures for research and development.

Dependence on Customers

The Company and the Bank are not dependent on one or a few major customers.

Environmental Laws

Compliance with environmental laws has not had a significant impact on the financial condition of the Company or the Bank.

Number of Employees

At June 30, 1996, the Company had no employees. At June 30, 1996, the Bank had 32 employees of which 29 were full-time.



ITEM 2 - DESCRIPTION OF PROPERTY

The Bank conducts its business through its main office in Columbus and two branch offices in Columbus, Mississippi.



                        Date     Net Book Value at    Leased or
      Location        Acquired   June 30, 1996 (1)      Owned
____________________  _________  _________________  _______________
                               (Dollars in Thousands)

Main Office
1121 Main Street         1979           $493        Leased/Owned (2)
Columbus,
  Mississippi

Branch Office
420 Alabama Street       1971           $147            Owned
Columbus,
  Mississippi

Branch Office
2024 Highway 45          1987           $307            Owned
  North
Columbus,
  Mississippi



(1)  Includes value of premises and equipment.

(2) The main office building is owned by the Bank but is situated on property that is leased from the Columbus School Board and, pursuant to Statue, the lease has a 99 year term which is renewable forever, subject to an upward adjustment to the rent paid. This lease is subject to litigation which may result in an increase in rent paid prior to the expiration date. Management does not currently believe that any increase will have a material impact on the Bank's financial condition or results of operations.



ITEM 3 - LEGAL MATTERS

At June 30, 1996, the only litigation the Bank is involved with consists of various legal actions arising in the normal course of its business. In the opinion of management, the resolutions of these legal actions are not expected to have a material adverse effect on the Bank's financial condition or results of operations.


ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SECURITY MATTERS

None


                                   PART II


ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

A) The Company's common stock is traded in the over-the-counter market under the NASDAQ symbol "FFBS" and is quoted on NASDAQ's National Market System.

B) The conversion from the mutual form of ownership to a stock institution was effective June 30, 1993. The offering price was $10 per share. The stock traded in a range from $15.75 to $23.50 during the fiscal year 1996.

C) Dividends of $1.45 per share were declared on the common stock for the year ended June 30, 1996, which included a one-time special dividend of $1.00 per share.

D) As describe in Item 1 - Regulation, the payment of dividends are subject to approval and/or restrictions by governmental regulations.

E) At June 30, 1996, the Company had approximately 682 shareholders. The Bank is 100% owned by the Company.


ITEM 6 - SELECTED FINANCIAL DATA

The information titled "Selected Financial Data" and contained on Pages 5-6 of the Company's annual report to the shareholders for the year 1996 is incorporated herein by reference in response to this item.



                SUPPLEMENTAL STATISTICAL INFORMATION

  I.  Distribution of Assets, Liabilities, and Stockholders' Equity:
      Interest Rates and Interest Differential

      A. Average Balance Sheets (Consolidated) and Analysis of Net Interest Earnings:

                                        Year Ended June 30
                          ___________________________________________________
                                      1995                      1996
                          _________________________ _________________________
                                            Average                   Average
                          Average            Yield/ Average           Yield/
                          Balance  Interest  Cost   Balance  Interest  Cost
                          ________ ________ _______ ________ ________ _______
                                         (Dollars in Thousands)

Assets:
 Interest-earning assets:
  Mortgage loans, net (1) $ 70,063 $  5,934   8.47% $ 73,238 $  6,216   8.49%
  Other loans         (1)    7,788      651   8.36%    9,858      858   8.70%
  Mortgage-backed and
   related securities (1)    2,330      127   5.45%    2,314      140   6.05%
  Interest-bearing
   deposits           (1)    5,663      267   4.71%    5,863      312   5.32%
  Investment
   securities         (2)   27,025    1,411   5.22%   26,149    1,357   5.19%
  FHLB stock          (6)      687       40   5.82%      731       45   6.16%
                          ________ ________         ________ ________
 Total interest-
  earning assets      (6)  113,556    8,430   7.42%  118,153    8,928   7.56%

Non-interest-earning
 assets                      3,663                     3,017
                          ________                  ________
 Total Assets         (6) $117,219                  $121,170
                          ========                  ========

Liabilities and
 Retained Earnings:
  Interest-bearing
   liabilities:
    Deposits:
     Passbook accounts(1) $  6,230 $    179   2.87% $  6,085 $    168   2.76%
     Now accounts     (1)   10,138      222   2.17%   11,381      203   1.78%
     Money market
      accounts        (1)    7,582      228   3.01%    6,407      227   3.54%
     Certificate
      accounts        (1)   67,487    3,225   4.78%   71,776    3,965   5.52%
    Borrowed funds               0        0   0.00%        0        0   0.00%
                          ________ ________ _______ ________ ________ _______
    Total interest-
     bearing
     liabilities      (1)   91,437    3,854   4.21%   95,649    4,563   4.77%
  Other liabilities            766                     1,369
                          ________                  ________

   Total liabilities        92,203                    97,018

  Retained earnings   (6)   25,016                    24,152
                          ________                  ________

   Total liabilities
    and retained
    earnings          (6) $117,219                  $121,170
                          ========                  ========

Net interest income/
 interest rate spread (3)          $  4,576   3.21%          $  4,365   2.79%
                                   ========                  ========

Net earning assets/
 net interest margin  (4) $ 22,119            4.03% $ 22,504            3.69%
                          ========                  ========

Interest-earning
 assets to interest-
 bearing liabilities       124.19%                   123.53%


          (1)  Based upon or derived from daily balances.
          (2)  Based upon quarterly balances.
          (3) Interest rate spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.
          (4) Net interest margin represents net interest income before the provision for loan losses divided by average interest-earning assets.
          (5) For the purposes of these computations, nonaccruing loans are included in the average loan balances outstanding.
          (6)  Based upon or derived from monthly balances.


      B.  Rate/Volume Analysis:

          The following table presents the extent to which changes in interest rates and changes in the volume of interest-earning liabilities that have affected the Bank's interest income and interest expense during the periods indicated. Information is provided in each category with respect to (i) changes attributable to changes in volume (changes in average balance multiplied by prior average interest rate), (ii) changes attributable to changes in rate (changes in average interest rate multiplied by prior average balance), and (iii) the net change. The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

                                   Year Ended              Year Ended
                                  June 30, 1994           June 30, 1995
                                   Compared to             Compared to
                                   Year Ended              Year Ended
                                  June 30, 1995           June 30, 1996
                             ______________________  ______________________
                                Increase                Increase
                             (Decrease) in           (Decrease) in
                              Net Interest            Net Interest
                             Income Due to           Income Due to
                             ______________          ______________
                             Volume   Rate     Net   Volume   Rate    Net
                             ______  ______  ______  ______  ______  ______

                                             (Dollars in Thousands)
         Interest-earning
          assets:
           Mortgage loans,
            net              $  277  $   29  $  306  $  273  $   14  $  287
           Consumer and
            other loans         130     (27)    103     176      26     202
           Mortgage-backed
            and related
            securities         (144)    (13)   (157)     (1)     14      13
           Interest-bearing
            deposits           (253)     22    (231)      9      36      45
           Investment
            securities          490     111     601     (46)     (8)    (54)
           FHLB stock             1      14      15       3       2       5
                             ______  ______  ______  ______  ______  ______
            Total               501     136     637     414      84     498
                             ______  ______  ______  ______  ______  ______

          Interest-bearing
           liabilities:
            Passbook
             accounts        $    4  $   -   $    4  $   (4) $   (7) $  (11)
            Now accounts          3      51      54      27      38      65
            Money market
             accounts             6     (17)    (11)    (35)     38       3
            Certificate
             accounts           143     325     468     190     462     652
                             ______  ______  ______  ______  ______  ______
           Total                156     359     515     178     531     709
                             ______  ______  ______  ______  ______  ______

         Net change in
          interest income    $  345  $ (223) $  122  $  236  $ (447) $ (211)
                             ======  ======  ======  ======  ======  ======


 II.  Investment Portfolio and Mortgage-Backed and Related Securities

      A. The following table sets forth the carrying amount of investment securities at the dates indicated:

                                                          June 30,
                                                       1995      1996
                                                     ________  ________
                                                       (In Thousands)
          U. S. Treasury and other U. S.
           Government agencies                       $ 24,468  $ 24,589
          States and political subdivisions             1,164     2,009
          Mortgage-backed and related securities        2,011     2,506
          Marketable equity securities                  1,078     1,143
                                                     ________  ________

                                                     $ 28,721  $ 30,247
                                                     ========  ========


      B. The following table sets forth the securities of debt investment securities at June 30, 1996, and the weighted average yields of such securities:

                                             Maturing
                     _____________________________________________________
                                     After One    After Five
                         Within      But Within   But Within      After
                        One Year     Five Years   Ten Years    Ten Years
                     _____________ _____________ ____________ ____________
                     Amount  Yield Amount  Yield Amount Yield Amount Yield
                     _______ _____ _______ _____ ______ _____ ______ _____
                                         (In Thousands)
U.S. Treasury and
 other U. S. Govern-
 ment agencies       $10,510 5.03% $14,088 5.82% $   -    - % $   -    - %
States and political
 subdivisions            -     -     2,000 4.47%     -    - %     -    - %
Mortgage-backed and
 related securities       60 8.46%   1,473 5.84%    973 6.95%     -    - %
                     _______ _____ _______ _____ ______ _____ ______ _____

                     $10,570 5.05% $17,561 5.67% $  973 6.95% $   -    - %
                     ======= ===== ======= ===== ====== ===== ====== =====

Tax equivalent adjustments have not been made in calculating yields on obligations of states and political subdivisions.


III.  Loan Portfolio

      A.  Types of Loan

          Reference is made to Note C of the consolidated financial statements.

      B. Maturities and sensitivities of loans to changes in interest rates. The following table shows the maturity of the Association's loan portfolio at June 30, 1996. Loans that have adjustable rates are shown as amortizing to final maturity rather than in the period during which the interest rates are next subject to change. The table does not include prepayments but does reflect scheduled principal amortization.

                                              (In Thousands)
                                              June 30, 1996
                                    __________________________________
                                                 Maturing
                                    __________________________________
                                     Within
                                      One      1-5     Over
                     Type             Year    Years   5 Years   Total
          ________________________  _______  _______  _______  _______


          One-to-Four Family        $ 4,963  $ 6,313  $49,801  $61,077
          Other Mortgage Loans        2,265    3,584    7,257   13,106
          Consumer and Other Loans    5,136    4,769      133   10,038
                                    _______  _______  _______  _______

                                    $12,364  $14,666  $57,191  $84,221
                                    =======  =======  =======  =======

          Loans with:
            Predetermined interest
              rates                 $12,363  $14,427  $22,091  $48,881
           Adjustable interest
              rates                       1      239   35,100   35,340
                                    _______  _______  _______  _______

                                    $12,364  $14,666  $57,191  $84,221
                                    =======  =======  =======  =======

      C.  Non-performing Loans:

          1. The following table sets forth information regarding non-accrual loans, loans which are 90 or more delinquent and still accruing, and foreclosed properties at the dates indicated. At June 30, 1996, there are no potential problem loans except as included in the table below.

                                                           (In Thousands)
                                                                 At
                                                          June 30  June 30
                                                          _______  _______

                                                            1995    1996
                                                          _______  _______

              Non-accrual mortgage loans                  $   508  $   455
              Non-accrual other loans                          41       40
                                                          _______  _______

              Total non-accrual loans                         549      495

              Loans 90 days or more delinquent,
                and still accruing                            735      675
                                                          _______  _______

              Total non-performing loans                    1,284    1,170

              Total foreclosed real estate, net of
                related allowance for losses                    0      558
                                                          _______  _______

              Total non-performing assets                 $ 1,284  $ 1,728
                                                          =======  =======

              Troubled debt restructured                  $   307  $   864
                                                          =======  =======

              Non-performing loans to total loans           1.60%    1.40%

              Total non-performing assets to total assets   1.08%    1.38%

          2. There were no loan concentrations in excess of 10% of total loans at June 30, 1996.

          3.  There were no outstanding foreign loans at June 30, 1996.

          4. Loans classified for regulatory purposes or for internal credit review purposes that have not been disclosed in the above table do not represent or result from trends or uncertainties that management expects will materially impact the financial condition of the Company or its subsidiary bank, or their future operating results, liquidity, or capital resources.

          5. If all nonaccrual loans have been current throughout their terms, interest income 1996 and 1995 would have been increased/(decreased) by approximately $(10) and $6, respectively.

          6. Management stringently monitors assets that are classified as non-performing. Non-performing assets include nonaccrual loans, loans past due 90 days or more, and foreclosed properties. Management places loans on a nonaccrual status when it is determined that the borrower is unable to meet his contractual obligations or when interest or principal is 90 days or more past due, unless the loan is adequately secured by way of collateralization, guarantees, or other security.

          7. At June 30, 1996, management was not aware of any potential problem loans not previously disclosed.

      D.  Other interest-bearing assets:

          There were no other interest-bearing non-performing assets at June 30, 1996.


 IV.  Summary of Loan Loss Experience

      A.  Allowance for Loan Losses:

          The allowance for loan losses is established through a provision for loan losses based on management's periodic evaluation of the adequacy of the allowance for loan losses. Such evaluation, which includes a review of all loans on which full collectibility may not be reasonable assured, considers among other matters known and inherent risk in the portfolio, prevailing market conditions, management's judgment as to collectibility, the estimated net realizable value of the underlying collateral, historical loan loss experience and other factors that warrant recognition in providing for an adequate loan loss allowance.

                                                               For the
                                                             Year Ended
                                                               June 30
                                                           ______________
                                                            1995    1996
                                                           ______  ______

                                                           (In Thousands)

          Balance at beginning of period                   $  803  $  705
          Provision (benefits) for loan losses                (50)      0
          Charge-offs:
            Mortgage loans                                      0       0
            Other loans                                        52      44
          Recoveries:
            Mortgage loans                                      0       3
            Other loans                                         4       2
                                                           ______  ______


          Balance at end of period                         $  705  $  666
                                                           ======  ======

          Ratio of net charge-offs during the period
            to average loans outstanding during the
            period                                          0.06%   0.50%

          Ratio of allowance for loan losses to non-
            performing loans at the end of the period      54.91%  56.92%

          Ratio of allowance for loan losses to net
            loans receivable at the end of the period       0.88%   0.80%

          Ratio of allowance for loan losses and fore-
            closed real estate to total non-performing
            assets at the end of the period                54.91%  39.21%


      B.  Allocation of the Allowance for Loan Losses

                                                                  Percent
                                                                     Of
                                                                  Loans to
                                                                   Total
                                                          Amount   Loans
                                                          ______  ________

          At end of period allocated to:
            One-to-four family                            $  413    74.49%
            Commercial real estate and multi-family          180    11.09%
            Construction and land                              0     3.22%
            Consumer and other loans                         112    11.20%
                                                          ______  ________

            Total allowance                               $  705   100.00%
                                                          ======  ========

  V.  Deposits

      A.  Distribution of Deposit Accounts

          The following table sets forth the distribution of the Bank's deposit accounts at the dates indicated and the weighted average interest rates on each category of deposits presented. The Bank does not have a significant amount of deposits from out-of-state.

          Management does not believe that the use of year end balances instead of average balances resulted in any material difference in the information presented.

                                          At June 30,
                     ______________________________________________________
                                1994                         1995
                     ___________________________ __________________________
                              Of Total  Nominal            Of Total  Nominal
                     Amount   Deposits    Rate    Amount   Deposits    Rate
                     _______  ________  ________  _______  ________  _______
                                      (Dollars in thousands)
Transaction
 accounts:
  Interest-bearing
   checking
   accounts          $ 8,877     9.70%     2.51%  $ 8,256     8.92%    2.33%
  Money market
   accounts            8,591     9.38%     3.37%    6,325     6.83%    3.58%
  Non-interest-
   bearing checking
   accounts            1,362     1.49%     0.00%    2,641     2.85%    0.00%
                     _______  ________  ________  _______  ________  _______

Total transaction
 accounts             18,830    20.57%     2.70%   17,222    18.60%    2.87%
Regular passbook
 accounts              6,494     7.10%     2.78%    5,951     6.43%    2.78%
                     _______  ________  ________  _______  ________  _______
Total transaction
 and passbook
 accounts             25,324    27.67%     2.72%   23,173    25.03%    2.85%
                     _______  ________  ________  _______  ________  _______
Certificate
 accounts:
  One-year
   certificates
   and under          43,210    47.22%     3.90%   40,811    44.08%    5.13%
  Over one-year
   thru three-year
   certificates       16,863    18.43%     4.63%   22,788    24.62%    5.53%
  Greater than
   three-year
   certificates        6,113     6.68%     6.19%    5,804     6.27%    6.17%
                     _______  ________  ________  _______  ________  _______
    Total
     certificate
     accounts         66,186    72.33%     4.30%   69,403    74.97%    5.35%
                     _______  ________  ________  _______  ________  _______

Total Deposits       $91,510   100.00%     3.86%  $92,576   100.00%    4.64%
                     =======  ========  ========  =======  ========  =======

                                                        At June 30,
                                                ___________________________
                                                            1996
                                                ___________________________
                                                          Of Total  Nominal
                                                 Amount   Deposits    Rate
                                                ________  ________  _______
                                                   (Dollars in thousands)
Transaction
 accounts:
  Interest-bearing
   checking
   accounts                                      $10,383    10.47%    2.26%
  Money market
   accounts                                        6,057     6.11%    3.46%
  Non-interest-
   bearing checking
   accounts                                        2,851     2.88%    0.00%
                                                 _______  ________  _______

Total transaction
 accounts                                         19,291    19.46%    2.30%
Regular passbook
 accounts                                          6,330     63.80%   2.76%
                                                 _______  ________  _______
Total transaction
 and passbook
 accounts                                         25,621    25.84%    2.42%
                                                 _______  ________  _______
Certificate
 accounts:
  One-year
   certificates
   and under                                      45,931    46.33%    5.21%
  Over one-year
   thru three-year
   certificates                                   22,512    22.70%    5.80%
  Greater than
   three-year
   certificates                                    5,084     5.13%    6.00%
                                                 _______  ________  _______
    Total
     certificate
     accounts                                     73,527    74.16%    5.44%
                                                 _______  ________  _______

Total Deposits                                   $99,148   100.00%    4.66%
                                                 =======  ========  =======

      B.  Other categories

          None

      C.  Foreign deposits

          None

      D. Time certificates of deposit of $100,000 or more and maturities at June 30, 1996:

                                                    3        6
                                           3     Through  Through   Over
                                        Months      6       12       12
                                Total   Or Less  Months   Months   Months
                               _______  _______  _______  _______  _______
                                              (In Thousands)
            Time certificates
             of deposit of
             $100,000 or more  $13,755  $ 3,040  $ 3,473  $ 4,972  $ 2,270
                               =======  =======  =======  =======  =======

      E.  Foreign office time deposits of $100,000 or more:

            Not applicable.


 VI.  Return on Equity and Assets

      The following financial ratios are presented for analytical purposes:

                                                               June 30,
                                                           ________________
                                                             1995     1996
                                                           _______  _______

        Return on assets (net income divided by total
          average assets)                                    1.51%    1.37%

        Return on equity (net income divided by average
          equity)                                            7.06%    6.89%

        Dividend payout ratio (dividends per share
          divided by net income per share)                  35.09%  133.03%

        Equity to asset ratio (average equity divided
          by average total assets                           21.45%   19.93%


 VII. Short-Term Borrowings

      The Company had no short-term borrowings in excess of 30% of stock-holder's equity for each of the periods reported.


VIII. Capital Adequacy Data of Subsidiary Bank:


                                        At June 30, 1996
                      ____________________________________________________

                           Tangible           Core            Risk-Base
                           Capital           Capital           Capital
                      ________________  ________________  ________________
                      Amount   Percent  Amount   Percent  Amount   Percent
                      _______  _______  _______  _______  _______  _______

       First Federal  $19,080   15.90%  $19,080   15.90%  $19,665   30.10%
       OTS Require-
         ment           1,806    1.50%    3,611    3.00%    5,220    8.00%
                      _______  _______  _______  _______  _______  _______

       Excess         $17,274   14.40%  $15,469   12.90%  $14,445   22.10%
                      =======  =======  =======  =======  =======  =======


      The OTS capital regulations require savings institutions to meet three capital standards: a 1.5% tangible capital standard; a 3% leverage (core capital) ratio; and an 8% risk-based capital standard. Core capital is defined as common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interest in equity accounts of consolidated subsidiaries less intangibles other than certain qualifying supervisory intangible assets and certain purchased mortgage servicing rights. The OTS regulations also require that, in meeting the leverage ratio, tangible and risk-based capital standards institutions must deduct investments in and loans to subsidiaries engaged in activities not permissible for a national bank. The Bank currently has no subsidiaries engaged in such activities. At June 30, 1995 and 1996, the Bank exceeded each of its capital requirements.


 IX.  Interest Rate Sensitivity Analysis

      The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring an institution's interest rate sensitivity "gap." An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets anticipated, based upon certain assumptions, to mature or reprice within a specific time period and the amount of interest-bearing liabilities anticipated, based upon certain assumptions, to mature or reprice within that time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. Generally, during a period of rising interest rates, a negative gap would adversely affect net interest income while a positive gap would result in an increase in net interest income, while conversely during a period of falling interest rates, a negative gap would result in an increase in net interest income and a positive gap would negatively affect net interest income.

      Over the years the Bank has taken steps to reduce or control its gap by emphasizing adjustable-rate loans, originating conforming fixed-rate loans for sale, and maintaining investments with shorter terms to maturity. At June 30, 1996, total interest-bearing liabilities maturing or repricing within one year exceeded total interest-earning assets maturing or repricing in the same time period by $20.0 million representing a negative cumulative one-year gap ratio of (15.96%). Thus, during periods of rising interest rates, it is expected that the cost of the Bank's interest-bearing liabilities would rise more quickly than the yield on its interest-earning assets, which would adversely affect net interest income. In periods of falling interest rates, the opposite effect on net interest income is expected. In periods of substantial interest rate declines, the Bank could experience increased prepayments of its mortgage loans which may result in the reinvestment of such proceeds at market rates which are lower than current rates. During 1995 & 1996 the market dictated that adjustable rate mortgages carry a longer initial time period before the loan can reprice; thus, resulting in assets repricing much slower than in earlier years.

      Management of the Bank believes that, given the level of capital of the Bank and the excess of interest-earning assets over interest-bearing liabilities, the increased net income resulting from a mismatch in the maturity of its asset and liability portfolios provides sufficient returns during periods of declining or stable interest rates to justify the increased vulnerability to sudden and unexpected increases in interest rates.

      The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at June 30, 1996, which are anticipated by the Bank, based upon certain assumptions, to reprice or mature in each of the future time periods shown. Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the contractual terms of the assets or liability. Loans that have adjustable interest rates are shown as being due in the period during which the interest rates are next subject to change.

      Decay rates for deposits are assumed to indicate the annual rate at which an interest-bearing liability will be withdrawn in favor of an account or other investment with a more favorable return. Decay rates have been assumed for regular passbook, NOW and other checking accounts, and money market accounts. The decay rates assumed in this evaluation are as follows:

                                          Annual Decay Rate
                            _______________________________________________

                             Less                                    More
                             Than     1 to      3 to       5 to      Than
                            1 Year   3 Years   5 Years   10 Years  10 Years
                           ________  ________  ________  ________  ________

      Regular Passbook       17.00%    17.00%    16.00%    14.00%    14.00%
      NOW and Other
        Checking             37.00     32.00     17.00     17.00     17.00
      Money Market           79.00     31.00     31.00     31.00     31.00

      The above prepayment and decay rates are those national assumptions published by the OTS as of December 31, 1992. The assumptions used at the dates indicated, although standardized, may not be indicative of actual prepayments and withdrawals experienced by the Bank.

      Certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as ARM loans, have features which restrict changes in interest rates on a short-term basis and over the life of the asset. Further, in the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in calculating the table. Finally, the ability of may borrowers to service their debt may decrease in the event of an interest rate increase.

                                      At June 30, 1996
                  _______________________________________________________
                             More Than  More Than
                    Within   1 Year to  5 Years To  More Than
                    1 Year    5 Years    10 Years   10 Years     Total
                  _________  _________  __________  _________  _________
                                      (In Thousands)

Interest-earning
 assets:
  Mortgage loans  $  29,383  $  23,412  $    6,980  $  13,953  $  73,728
  Other loans         5,096      4,769         104         29      9,998
  Interest-
   bearing
   deposits           4,223          0           0          0      4,223
  Mortgage-backed
   and related
   securities            60      1,473         973          0      2,506
  Investment
   securities        11,653     16,088           0          0     27,741
  FHLB stock              0          0           0        757        757
                  _________  _________  __________  _________  _________
Total interest-
 earning assets      50,415     45,742       8,057     14,739    118,953
                  _________  _________  __________  _________  _________
Less:
 Unearned
  discount and
  deferred fees         (12)       (15)          0          0        (27)
                  _________  _________  __________  _________  _________
Net interest-
 earning assets      50,403     45,727       8,057     14,739    118,926
                  _________  _________  __________  _________  _________
Interest-bearing
 liabilities:
  Passbook
   accounts           1,076      2,700       1,353      1,201      6,330
  NOW accounts        3,842      4,457       1,263        821     10,383
  Money market
   accounts           4,785        984         242         46      6,057
  Certificate
   accounts          60,686     12,829          12          0     73,527
                  _________  _________  __________  _________  _________
 Total interest-
  bearing
  liabilities        70,389     20,970       2,870      2,068     96,297
                  _________  _________  __________  _________  _________
Interest
 sensitivity gap  $ (19,986) $  24,757  $    5,187  $  12,671  $  22,629
                  =========  =========  ==========  =========  =========

Cumulative
 interest
 sensitivity gap  $ (19,986) $   4,771  $    9,958  $  22,629
                  =========  =========  ==========  =========

Cumulative
 interest
 sensitivity gap
 as a percentage
 of total assets    (15.96%)     3.81%       7.95%     18.07%

Cumulative net
 interest-earning
 assets as a
 percentage of
 cumulative
 interest-
 sensitive
 liabilities         71.61%    105.25%     110.60%    123.50%


ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS

The information contained on Pages 2 - 6 of the Company's 1996 annual report to shareholders is incorporated herein by reference in response to this item and included in this report as Exhibit 13.c.


ITEM 8 - FINANCIAL STATEMENTS

The consolidated financial statements of the Company, together with the report of T. E. Lott & Company, independent accountants, are set forth on Pages 7 - 37 of the Company's 1996 annual report to shareholders which is incorporated herein by reference and included in this report as
Exhibit 13.d.


ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

For the year ended June 30, 1996, the Company and its subsidiary bank had no changes in or disagreements with its accountants concerning accounting and financial disclosures.



                                   PART III


ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Reference is made to the captions "Security Ownership of Certain
Beneficial Owners" and "Filing of Beneficial Ownership Reports" on Page 2 and "Information with Respect to Nominees, Continuing Directors and Executive Officers" Page 4 of the Company's proxy statement which is incorporated herein by reference.


ITEM 11 - EXECUTIVE COMPENSATION

Reference is made to the captions "Directors' Compensation" and "Summary Compensation Table" Pages 5 - 7 of the Company's proxy statement which is incorporated herein by reference.


ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

Reference is made to the captions "Security Ownership of Certain
Beneficial Owners" Page 2 and "Information with Respect to Nominees, Continuing Directors and Executive Officers" Page 4 of the Company's proxy statement which is incorporated herein by reference.


ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Reference is made to the caption "Transactions with Certain Related Persons" Pages 7 - 9 of the Company's proxy statement which is incorporated herein by reference.



                                   PART IV


ITEM 14 - EXHIBITS AND REPORTS ON FORM 8-K

A)  Documents filed as part of this report:

    1. The consolidated financial statements of FFBS Bancorp, Inc., as of June 30, 1995 and 1996, together with the report of T. E. Lott & Company, independent certified public accountants, dated July 18, 1996, appearing on Pages 7 - 37 of the 1996 Company's annual report, together with the "Five Year Summary of Operations" on Pages 5 - 6 of the annual report to shareholders are attached as Exhibit 13.d. to this Form 10KSB Annual Report.

    2.  Financial Statement Schedules

        Schedules not included have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

    3.  Exhibits:

        1. - 2.  None.

           3. Articles of Incorporation and By-Laws (Reference is made to Exhibits 3.1, 3.2 and 3.3 of the Company's registration statement on Form S-1 filed on March 30, 1993, with the Securities and Exchange Commission - No. 33-60308).

        4. - 12. None.

          13. Annual report to shareholders - deemed filed herewith only to the extent it is incorporated elsewhere herein.

          13.a. Market for company's common stock - Page 4 of the annual report to stockholders.

          13.b. Selected financial data - Pages 5 - 6 of the annual report to stockholders.

          13.c. Management's discussion and analysis of financial condition and results of operations - Pages 2 - 4 of the annual report to stockholders.

          13.d. Consolidated financial statements - Pages 7 - 37 of the annual report to stockholders.

          14. Earnings per share - Reference is made to Note Q of the consolidated financial statement which is incorporated herein by reference.

       15. - 21. None.

          22.    Subsidiaries of Company (IV-2).

       23. - 29. None.


B) No reports on Form 8-K were filed during the quarter ended June 30, 1996.




                               SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                           FFBS BANCORP, INC.
                              (Registrant)


                    By  _________________________________
                        E. Frank Griffin, III
                        President and Chief Executive
                          Officer


                    By  _________________________________
                        Sherry L. Boyd
                        Vice President - Controller
                        (Chief Financial and Accounting
                          Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.



________________________________       ______________________________
            (Director)                            (Director)



________________________________
            (Director)



Date: