Form 10QSB
period 1996-09-30
FFBS BANCORP INC
filed 1996-11-12
CIK 899678

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                  FORM 10QSB
(Mark One)
[X ]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE
      SECURITIES EXCHANGE ACT OF 1934.  FOR THE QUARTERLY
      PERIOD ENDED:
                              SEPTEMBER 30, 1996

[  ]  TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934.  FOR THE TRANSITION
      PERIOD FROM ___________ TO ___________
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

                             YES         NO


                APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     1,570,443 shares of common stock, $.01 par value 09/30/96

     Transitional Small Business Disclosure Format (check one):

                            YES          NO X




                         FFBS BANCORP, INC.

                           AND SUBSIDIARY

                CONSOLIDATED STATEMENT OF OPERATIONS

                             (UNAUDITED)


                                          Three Months Ended
                                             September 30,
                                          1996         1995
                                       __________   __________
INTEREST INCOME
  Interest and fees on loans           $1,821,804   $1,736,399
  Interest on mortgage-backed and
    related securities                     38,093       27,965
  Interest on investment securities       383,143      365,314
  FHLB stock dividends                     11,231       11,587
  Interest on deposits due from banks      58,023       57,113
                                       __________   __________
                                        2,312,294    2,198,378
INTEREST EXPENSE
  Interest on deposits                  1,147,530    1,115,003
                                       __________   __________
Net interest income                     1,164,764    1,083,375

Provision of losses on loans                    0            0
                                       __________   __________

Net interest income after provision
  for losses on loans                   1,164,764    1,083,375

NON-INTEREST INCOME
  Loan fees and service charges            53,860       45,059
  NOW account fees                         78,523       60,503
  Other                                    28,208       26,203
                                       __________   __________
                                          160,591      131,765
NON-INTEREST EXPENSE
  Compensation and benefits               345,906      291,421
  Occupancy                                27,644       27,492
  Furniture and equipment                  18,632       17,035
  Deposit insurance premium               654,846       52,393
  Loss on foreclosed real estate              121            0
  Data processing                          36,507       43,457
  Other                                   141,711      134,005
                                       __________   __________
                                        1,225,367      565,803
                                       __________   __________
Income before income taxes and
  cumulative effect of accounting
  change                                   99,988      649,337

Income tax expense:
  Current                                 (23,212)     185,450
  Deferred income tax                      18,000       34,500
                                       __________   __________

Net Income                             $  105,200   $  429,387
                                       ==========   ==========

Earnings per common share              $     0.07   $     0.28




                         FFBS BANCORP, INC.

                           AND SUBSIDIARY

          CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                             (UNAUDITED)



                                     September 30,     June 30,
                                          1996           1995
   ASSETS                            ____________   ____________

Cash                                 $  2,888,028   $  3,337,978
Interest-bearing deposits due from
  banks                                 5,384,981      3,673,244
Federal funds sold                              0        550,000
                                     ____________   ____________
  Total cash and cash equivalents       8,273,009      7,561,222

Other interest-bearing deposits due
  from banks                                    0              0
Investment securities (approximate
  market value of $26,458,504 at
  September 30, 1996, and
  $27,517,628 at June 30, 1996)        26,749,641     27,740,646
Mortgage-backed and related
  securities (approximate market
  value of $2,361,240 at
  September 30, 1996 and $2,449,956
  at June 30, 1996)                     2,399,107      2,506,359
Federal Home Loan Bank stock, at
  cost                                    767,700        756,500
Loans receivable, net                  85,077,227     83,528,151
Foreclosed real estate                          0        554,515
Properties and equipment                1,086,258      1,095,423
Accrued interest receivable             1,078,504      1,125,991
Other assets                              295,671        359,551
                                     ____________   ____________

Total Assets                         $125,727,117   $125,228,358
                                     ============   ============

   LIABILITIES AND RETAINED
   EARNINGS

Liabilities:
  Deposits                           $ 99,269,272   $ 99,148,108
  Advances from borrowers for
    taxes and insurance                   318,123        259,102
  Accrued interest payable on
    deposits                              761,062        695,107
  Accrued expenses and other
    liabilities                           747,552        487,706
                                     ____________   ____________

  Total liabilities                   101,096,009    100,590,023

Commitments and contingencies

Stockholders' equity:
  Cumulative preferred stock,
    $.01 par value, 500,000 shares
    authorized; shares issued and
    outstanding - none
  Common stock, $.01 par value,
    2,000,000 shares authorized;
    1,570,443 and 1,572,183 shares
    issued and outstanding at
    September 30, 1996, and
    June 30, 1996, respectively.           15,704         15,722
  Additional paid in capital           15,236,264     15,253,646
  Retained earnings                    10,270,193     10,260,020
  Unrealized loss on available-for-
    sale securities                        (2,333)        (2,333)
  Loan receivable from ESOP              (888,720)      (888,720)
                                     ____________   ____________

  Total stockholders' equity           24,631,108     24,638,335
                                     ____________   ____________

Total liabilities and retained
  earnings                           $125,727,117   $125,228,358
                                     ============   ============



                        FFBS BANCORP, INC.

                         AND SUBSIDIARY

             CONSOLIDATING STATEMENTS OF CASH FLOWS

                           (UNAUDITED)


                                       Three Months Ended
                                          September 30,
                                       1996           1995
                                   ____________   ____________
CASH FLOWS FROM OPERATING
ACTIVITIES
  Net income                       $    105,200   $    429,387
  Adjustments to reconcile net
    earnings to net cash:
      Depreciation of properties
        and equipment                     9,856          9,370
      Accretion of discount on
        loans                            (1,800)        (1,761)
      Accretion of discount on
        mortgage-backed
        securities                         (113)          (129)
      Accretion of discount on
        investments                      (3,397)       (35,732)
      Amortization of premium on
        investments                       5,543          3,980
      Amortization of premium on
        mortgage-backed
        securities                        1,126          1,811
      Deferred income taxes
        (benefit)                        18,000         34,500
      FHLB stock dividends              (11,200)       (11,500)
      Provision for losses on
        loans                                 0              0
      (Increase) decrease in
        accrued interest
        receivable                       47,487         77,162
      (Increase) decrease in
        other assets                     63,880         (7,720)
      Increase (decrease) in
        accrued interest payable
        on deposits                      65,955        147,363
      Increase (decrease) in
        accrued expenses and
        other liabilities               241,846        (63,941)
      Provision for losses on
        foreclosed real estate           10,452              0
                                   ____________   ____________

  Net cash provided by operating
    activities                          552,835        582,790


CASH FLOWS FROM INVESTING
ACTIVITIES
  Loan originations                 (14,177,000)   (11,728,000)
  Purchase of investment
    securities                       (3,011,141)    (5,025,355)
  Principal repayment of loans       11,203,275      9,417,131
  Principal repayments of
    mortgage-backed and related
    securities                          106,239        110,433
  Sale of loans                       1,416,000      1,114,000
  Maturities of investment
    securities                        4,000,000      5,000,000
  Purchase of loans                           0       (117,055)
  Sale of foreclosed real estate        554,515              0
  Foreclosure of real estate                  0        (52,177)
  Purchase of properties and
    equipment                              (691)        (9,801)
                                   ____________   ____________

  Net cash provided by (used in)
    investing activities                 91,197     (1,290,824)


CASH FLOWS FROM FINANCING
ACTIVITIES
  Increase (decrease) in deposits       121,164      2,516,109
  Increase (decrease) in advances
    from borrowers for taxes and
    insurance                            59,021         65,932
  Purchase of company stock            (115,776)      (184,638)
  Dividends paid                              0     (1,592,173)
  Exercise of stock options              39,670              0
  Dividends unallocated on RRP
    stock                               (36,324)             0
                                   ____________   ____________

  Net cash provided by financing
    activities                           67,755        805,230
                                   ____________   ____________

Net increase in cash and cash
  equivalents                           711,787         97,196

Cash and cash equivalents at

  beginning of period                 7,561,222      6,495,700
                                   ____________   ____________

Cash and cash equivalents at end
  of period                        $  8,273,009   $  6,592,896
                                   ============   ============




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

(2) Earnings Per Share

     Earnings per share for the three months ended September 30, 1996 have been computed on the basis of the weighted average number of common shares outstanding (1,483,227) and common stock equivalent shares (45,052) outstanding. Common stock equivalent shares arise from stock option plans and a recognition and retention stock plan.


                              FFBS BANCORP, INC.

                SUMMARY OF CONSOLIDATED FINANCIAL INFORMATION

                                  UNAUDITED



                                         At and for the
                                       Three Months Ended
                                  September 30,  September 30,
                                       1996          1995
                                  ____________   ____________
Select Consolidated Financial
  Condition Data:
    Total assets                  $125,727,117   $120,284,518
    Loans receivable, net           85,077,227     81,706,686
    Deposits                        99,269,272     95,092,276
    Stockholders' equity            24,631,108     23,793,534

Selected Consolidated Operations
  Data:
    Net interest income              1,164,764      1,083,375
    Provision for loan losses                0              0
    Non-interest income                160,591        131,765
    Non-interest expense             1,225,367        565,803
    Net income                         105,200        429,387

Per Share Data:
  Book value at end of period           $16.62         $16.08
  Earnings per common and
    common equivalent share               0.07           0.28
  Cash dividends declared                 0.00           1.00

Other Data:
  Yield on average earning
    assets                                7.73%          7.67%
  Cost of funds                           4.66%          4.76%
  Interest rate spread                    3.07%          2.91%
  Net interest margin (1)                 3.94%          3.86%
  Annualized return on average
    assets                                0.34%          1.44%
  Annualized return on average
    equity                                1.70%          7.12%
  Stockholders' equity as a
    percentage of total
    assets                               19.62%         19.78%
  Non-performing assets as a
    percentage of total
    assets (2)                            0.60%          0.86%
  Net interest income as
    percentage of general and
    administrative expenses              95.05%        191.48%


(1) Net interest income divided by average interest earning assets.
(2) Non-performing assets consist of non-accruing loans, accruing loans delinquent 90 days or more, and foreclosed real estate.


                        FFBS BANCORP, INC.

                     FINANCIAL DATA SCHEDULE


                                       At or         At or
                                     For Three      For the
                                   Months Ended    Year Ended
                                   September 30,    June 30,
                                       1996           1996
                                   ____________   ____________

Cash                               $  2,888,028   $  3,337,978
Interest-bearing deposits due
  from banks                          5,384,981      3,673,244
Federal funds sold                            0        550,000
Trading account assets                        0              0
Investments and mortgage-backed
  securities held for sale                    0              0
Investments and mortgage-backed
  securities held to maturity -
  carrying value                     29,148,748     30,247,005
Investments and mortgage-backed
  securities held to maturity -
  market value                       28,819,744     29,967,584
Loans                                85,077,227     83,528,151
Allowance for losses                    657,000        666,000
Total assets                        125,727,117    125,228,358
Deposits                             99,269,272     99,148,108
Short-term borrowings                         0              0
Other liabilities                     1,826,737      1,441,915
Long-term debt                                0              0
Preferred stock - mandatory
  redemption                                  0              0
Preferred stock - no mandatory
  redemption                                  0              0
Common stock                             15,704         15,722
Other stockholders' equity           24,615,404     24,622,613
Net yield - interest-earning
  assets - actual                         3.94%          3.78%
Loans on accrual                        371,000        495,000
Accruing loans past due 90 days
  or more                               379,000        675,000
Troubled debt restructuring              40,000        864,000
Potential problem loans                       0              0
Allowance for loan loss -
  beginning of period                   666,000        705,000
Total charge-offs                        10,000         44,000
Total recoveries                          1,000          5,000
Allowance for loan loss - end
  of period                             657,000        666,000
Loan loss allowance allocated
  to domestic loans                     657,000        666,000
Loan loss allowance allocated
  to foreign loans                            0              0
Loan loss allowance -
  unallocated                                 0              0


Non-Performing Assets

The following table sets forth information regarding non-accrual loans, loans which are 90 or more days delinquent and still accruing, and foreclosed properties at the date indicated. At September 30, 1996, there are no other potential problem loans except as included in the table below.
                                            (In Thousands)
                                                   At
                                         Sept. 30,    June 30,
                                            1996        1996
                                         _________   _________

Non-accrual mortgage loans               $     323   $     455
Non-accrual other loans                         48          40
                                         _________   _________
Total non-accrual loans                        371         495

Loans 90 days or more delinquent
  and still accruing                           379         675
                                         _________   _________

Total non-performing loans                     750       1,170

Total foreclosed real estate, net
  of related allowance for losses                0         558
                                         _________   _________

Total non-performing assets                    750       1,728
                                         =========   =========

Troubled debt restructured                      40         864
                                         =========   =========

Total non-performing loans to total
  loans                                      0.88%       1.40%

Total non-performing assets to total
  assets                                     0.60%       1.38%


2. There were no loan concentrations in excess of 10% of total loans at September 30, 1996.

3. There were no outstanding foreign loans at September 30, 1996.

4. Loans classified for regulatory purposes or for internal credit review that have not been disclosed in the above table do not represent or result from trends or uncertainties that management expects will materially impact the financial condition of the Company or its subsidiary bank, or the future operating results, liquidity, or capital resources.

5. If all nonaccrual loans have been current throughout their terms, interest income for the three months ended
    September 30, 1996, and June 30, 1996, increased (decreased) by approximately $2,000 and ($10,000) respectively.

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

7. At September 30, 1996, management was not aware of any potential problem loans not previously disclosed.


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

                                          (In Thousands)
                                      For the
                                       Three        For the
                                   Months Ended    Year Ended
                                   September 30,    June 30,
                                        1996          1996
                                   ____________   ____________

Balance at beginning of period     $        666   $        705
Provision for loan losses                     0              0
Charge-offs:
  Mortgage loans                              0              0
  Other loans                                10             44
Recoveries:
  Mortgage loans                              0              3
  Other loans                                 1              2
                                   ____________   ____________

Balance at end of period           $        657   $        666
                                   ============   ============

Ratio of net charge-offs during
  the period to average loans       (Annualized)
  outstanding during the period           0.01%          0.50%

Ratio of allowance for loan
  losses to non-performing loans
  at end of period                       87.60%         56.92%

Ratio of allowance for loan
  losses to net loans receivable
  at the end of the period                0.77%          0.80%

Ratio of allowance for loan
  losses and foreclosed real
  estate to total non-performing
  assets at end of the period            87.60%         39.21%



                          FFBS BANCORP, INC.
                Management's Discussion and Analysis of
             Financial Condition and Results of Operations

     The following discussion reviews the financial condition of FFBS Bancorp, Inc. and its wholly owned subsidiary First Federal Bank for Savings as of September 30, 1996, and the results of operations for the three month period ending September 30, 1996.

Comparison of Changes in Financial Condition at September 30, 1996 and at June 30, 1996

     At September 30, 1996, total assets were $125.7 million, an increase of $499,000 from June 30, 1996. Interest-bearing deposits due from banks increased $1.7 million, or 46.60%, to $5.4 million during the three month period as investment securities decreased $991,000 to $26.7 million. This was attributable to the maturity of an investment that was not reinvested and the conversion of federal funds to cash. During the three month period, net loans receivable accounted for the greatest change in total assets as the balance increased $1.5 million, or 1.85%, to $85.1 million. Foreclosed real estate decreased to $0 at September 30, 1996, from $555,000 at June 30, 1996, due to the sale of the properties. Total deposits increased $121,000 to $99.3 million at September 30, 1996. Accrued expenses and other liabilities increased $260,000 to $748,000 at September 30, 1996, due primarily to the net tax effect of the one-time special assessment on all "Savings Association Insurance Fund" deposits, which was enacted on September 30, 1996 to recapitalize the reserves of the FDIC. Total stockholder's equity remains stable at $24.6 million at September 30, 1996. Stockholder's equity was decreased by the purchases of the Company's stock under a stock repurchase program, and increased by earnings of $105,000.

Liquidity and Capital Resources

     Positive cash flows of $553,000 were provided by the Company's operating activities for the three months ended September 30, 1996. Included in the operating activities of the bank was the accrual and tax effect of the FDIC special assessment, which was added to net income since it will not impact cash until payment, which is expected in late November, 1996.

Investing activities of the Company provided positive cash flows of $91,000 for the three months ended September 30, 1996, resulting from the net maturity of investments over the purchase of investments, the sale of foreclosed real estate, and offset by loan originations netted against loan repayments.

     Financing activities provided positive cash flows of $68,000 due to the increase in deposits of $121,000 and the exercise of stock options, which was partially offset by the repurchase of the Company's stock.

     The Company is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required minimum liquidity ratio is currently 5.0%. At September 30, 1996, the Bank's liquidity ratio was 29.69%.

     The OTS capital regulations require savings institutions to meet three capital standards: a 1.5% tangible capital standard; a 3% leverage (core capital) ratio; and an 8% risk-based capital standard. Although the core capital ratio is 3%, the OTS regulations provide that an institution with less than 4% core capital is deemed to be "undercapitalized".

     At September 30, 1996, the Bank's capital position exceeded minimum regulatory capital requirements as indicated by the following table (dollars in thousands):

                                                        Risk-Based
                  Tangible Capital    Core Capital        Capital
                  ________________  ________________  ________________
                   Amount  Percent   Amount  Percent   Amount  Percent
                  _______  _______  _______  _______  _______  _______


First Federal     $19,144    15.8%  $19,144    15.8%  $19,720    29.3%
OTS Requirement     1,817     1.5%    3,634     3.0%    5,381     8.0%
                  _______  _______  _______  _______  _______  _______

Excess            $17,327    14.3%  $15,510    12.8%  $14,339    21.3%
                  =======  =======  =======  =======  =======  =======


Comparison of Operating Results for the
Three Months Ended September 30, 1996 and 1995

General

Net income of the Company for the three months ended
September 30, 1996 was $105,000 compared to $429,000 for the three months ended September 30, 1995, a decrease of $324,000, or 75.52%, due primarily to the FDIC special assessment of $ 599,000 offset by a tax benefit of $223,000. Excluding the net effect of the special assessment, net income would have been $481,000, which would have been an increase of $52,000 over the first quarter earnings for the prior year.

Interest Income

Interest income increased $114,000, or 5.18%, to $2.3 million for the three months ended September 30, 1996 due to an increase of $4.4 million in average-earning assets and an increase in yield on average-earning assets to 7.73% from 7.63% for the three months ended September 30, 1995.

Interest Expense

Interest expense increased $33,000, or 2.92%, to $1.1 million for the three months ended September 30, 1996 due to an increase in average deposits of $4.1 million.

Net Interest Income

Net interest income increased $81,000, or 7.51%, to $1.2 million for the three months ended September 30, 1996 due to a increase in the interest rate margin from 3.81% for the three months ended September 30, 1995 to 3.94% for the three months ended September 30, 1996. The Company's average-earning assets increased $4.4 million while average deposits increased $4.1 million in comparing the three month periods.

Provision for Loan Losses

The Bank's reserve for loan losses was considered sufficient to absorb potential losses; therefore, no provisions for loan losses was taken for either of the three months periods.

Non-interest Income

Non-interest income increased $29,000, or 21.88%, to $161,000 for the three months ended September 30, 1996. Loan fees and service charges have increased due to increased originations. Loan originations for the quarter ended September 30, 1996 were $14.2 million compared to $11.7 million for the quarter ended
September 30, 1995. NOW account fees have increased $18,000, or 29.78%, to $79,000 for the three months ended September 30, 1996 compared to $61,000 for the three months ended September 30, 1995. The increase is attributable to an increase of 197 accounts, or 7.21%, in the number of accounts since September 30, 1995 and increased fees for non-sufficient funds and negative balances.

Non-interest Expense

Non-interest expense increased $660,000, or 116.57%, to $1.2 million for the three months ended September 30, 1996, compared to $566,000 for the three months ended September 30, 1995. The increase is primarily due to the FDIC special assessment of $599,000. Also affecting the increase was the difference of $55,000 in compensation and benefits, which was due primarily to the valuation of shares to be released during the fiscal year for allocation in the Employee's Stock Ownership Plan. The shares are reported at current fair market value. The fair market value of the stock at September 30, 1996 was $22.00 per share compared to $17.75 at September 30, 1995.

Income Tax Expense

Income tax expense amounted to <$5,200> for the three months ended September 30, 1996 compared to $220,000 for the three months ended September 30, 1995. Tax savings of $223,000 were recorded in accordance with the FDIC special assessment for the three months ended September 30, 1996. The Company recorded deferred income taxes of $18,000 for the three months ended September 30, 1996 due to timing differences.


                        PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

          N/A

Item 2.   Changes in Securities.

          Stock options on 3,967 shares were exercised during the three months ended with an exercise price of $10.00 per share.

Item 3.   Defaults Upon Senior Securities.

          N/A

Item 4.   Submission of Matters to a Vote of Security Holders.

          A. Annual Meeting - October 16, 1996

          B. FFBS Bancorp, Inc. solicited proxies for the meeting pursuant to Regulation 14A under the Exchange Act. There was no solicitation in opposition to the management's nominees as listed in the proxy statement, and all such nominees were elected.

          C. The matters voted on at the annual meeting and the votes cast for, against or withheld, as well as the number of abstentions and broker non-votes as to each matter were as follows:

             Resolution I.

             The election of
               directors of all
               nominees listed
               below.                          VOTE
                                       FOR   WITHHELD
                                     ______  ________

               Mr. Jolly             99.95%     .05%
               Mr. Graham            99.82%     .18%


             Resolution II.

             Ratification of the
               appointment of T.E.
               Lott & Company, as
               independent             FOR   AGAINST   ABSTAIN
               auditors for fiscal   ______  ________  _______
               year ended June 30,
               1997                  99.87%     .04%    0.09%


Item 5.   Other Information

          N/A

Item 6.   Exhibits

          N/A




                            SIGNATURES

     Pursuant to the requirement of the Security Exchange Act of 1934, the registrant has duly caused this report to the signed on its behalf by the undersigned thereunto duly authorized.

                               FFBS BANCORP, INC.



Date:  November 1, 1996        By:  E. FRANK GRIFFIN, III
                                    E. Frank Griffin, III
                                    Chief Executive Officer
                                    and President



                               By:  SHERRY L. BOYD
                                    Sherry L. Boyd
                                    Chief Financial Officer