Form 10QSB
period 1996-12-31
FFBS BANCORP INC
filed 1997-02-12
CIK 899678

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC  20549

                                  FORM 10QSB
(Mark One)
[X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES
     EXCHANGE ACT OF 1934.  FOR THE QUARTERLY PERIOD ENDED:
                              DECEMBER 31, 1996

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

          1,565,595 shares of common stock, $.01 par value 12/31/96

     Transitional Small Business Disclosure Format (check one):

                           YES          NO  x



                           FFBS BANCORP, INC.

                             AND SUBSIDIARY

                  CONSOLIDATED STATEMENT OF OPERATIONS

                               (UNAUDITED)


                        Three Months Ended       Six Months Ended
                            December 31,            December 31,
                          1996        1995        1996        1995
                      __________  __________  __________  __________
INTEREST INCOME
  Interest and fees
    on loans          $1,835,036  $1,770,655  $3,656,840  $3,507,054
  Interest on
    mortgage-backed
    and related
    securities            53,646      29,932      91,739      57,897
  Interest on invest-
    ment securities      372,522     355,663     755,665     720,977
  FHLB stock
    dividends             11,320      11,756      22,551      23,343
  Interest on
    deposits due
    from banks            83,294      60,678     141,317     117,791
                      __________  __________  __________  __________
                       2,355,818   2,228,684   4,668,112   4,427,062
INTEREST EXPENSE
  Interest on
    deposits           1,176,591   1,140,787   2,324,121   2,255,790
                      __________  __________  __________  __________
Net interest income    1,179,227   1,087,897   2,343,991   2,171,272

Provision of losses
  on loans                     0           0           0           0
                      __________  __________  __________  __________
Net interest income
  after provision
  for losses on
  loans                1,179,227   1,087,897   2,343,991   2,171,272

NON-INTEREST INCOME
  Loan fees and
    service charges       61,244      44,943     115,104      90,002
  NOW account fees        75,244      72,554     153,767     133,057
  Other                   24,430      26,061      52,638      52,264
                      __________  __________  __________  __________
                         160,918     143,558     321,509     275,323
NON-INTEREST EXPENSE
  Compensation and
    benefits             344,821     340,033     690,727     631,454
  Occupancy               33,738      25,746      61,382      53,238
  Furniture and
    equipment             17,259      17,615      35,891      34,650
  Deposit insurance
    premium               44,302      52,960     699,148     105,353
  Loss on foreclosed
    real estate               25       3,713         146       3,713
  Data processing         36,099      36,407      72,606      79,864
  Other                  168,226     127,737     309,937     261,742
                      __________  __________  __________  __________
                         644,470     604,211   1,869,837   1,170,014
                      __________  __________  __________  __________

Income before income
  taxes and
  cumulative effect
  of accounting
  change                 695,675     627,244     795,663   1,276,581

Income tax expense:
  Current                198,200     187,690     174,988     373,140
  Deferred income
    tax                   23,000      24,500      41,000      59,000
                      __________  __________  __________  __________

Net Income            $  474,475  $  415,054  $  579,675  $  844,441
                      ==========  ==========  ==========  ==========

Earnings per common
  share               $     0.31  $     0.28  $     0.38  $     0.56




                           FFBS BANCORP, INC.

                             AND SUBSIDIARY

             CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                               (UNAUDITED)


                                         December 31,    June 30,
                                             1996          1996
      ASSETS                             ____________  ____________

Cash                                     $  2,989,331  $  3,337,978
Interest-bearing deposits due
  from banks                                4,607,960     3,673,244
Federal funds sold                                  0       550,000
                                         ____________  ____________

  Total cash and cash equivalents           7,597,291     7,561,222

Other interest-bearing deposits due
  from bank                                         0             0
Investment securities (approximate
  market value of $23,542,126 at
  December 31, 1996 and $27,517,628
  at June 30, 1996)                        23,771,511    27,740,646
Mortgage-backed and related securities
  (approximate market value of
  $5,917,328 at December 31, 1996, and
  $2,449,956 at June 30, 1996)              5,949,377     2,506,359
Federal Home Loan Bank stock, at cost         779,000       756,500
Loans receivable, net                      86,643,915    83,528,151
Foreclosed real estate                              0       554,515
Properties and equipment                    1,064,418     1,095,423
Accrued interest receivable                 1,073,504     1,125,991
Other assets                                  246,307       359,551
                                         ____________  ____________

Total Assets                             $127,125,323  $125,228,358
                                         ============  ============


LIABILITIES AND RETAINED EARNINGS

Liabilities:
  Deposits                               $101,462,860  $ 99,148,108
  Advances from borrowers for taxes
    and insurance                              79,764       259,102
  Accrued interest payable on deposits        380,205       695,107
  Accrued expenses and other
    liabilities                               557,210       487,706
                                         ____________  ____________

      Total liabilities                   102,480,039   100,590,023

Commitments and contingencies

Stockholders' equity:
  Cumulative preferred stock, $.01
    par value, 500,000 shares
    authorized; shares issued and
    outstanding - none
  Common stock, $.01 par value,
    2,000,000 shares authorized;
    1,565,595 and 1,572,183 shares
    issued and outstanding at
    December 31, 1996 and June 30,
    1996, respectively.                        15,656        15,722
  Additional paid in capital               15,187,833    15,253,646
  Retained earnings                        10,330,515    10,260,020
  Unrealized loss on available-for-
    sale securities                                 0        (2,333)
  Loan receivable from ESOP                  (888,720)     (888,720)
                                         ____________  ____________

                                           24,645,284    24,638,335
                                         ____________  ____________

Total Liabilities and Retained Earnings  $127,125,323  $125,228,358
                                         ============  ============




                           FFBS BANCORP, INC.

                             AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                               (UNAUDITED)



                                             Six Months Ended
                                                December 31,
                                             1996          1995
                                         ____________  ____________
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                             $    579,674  $    844,441
  Adjustments to reconcile net earnings
    to net cash:
      Depreciation of properties and
        equipment                              45,488        32,240
      Accretion of discount on loans           (6,461)       (1,783)
      Accretion of discount on
        mortgage-backed securities               (466)         (240)
      Accretion of discount on
        investments                           (13,043)      (62,326)
      Amortization of premium on
        investments                            10,256         9,712
      Amortization of premium on
        mortgage-backed securities              2,143         3,401
      Deferred income taxes (benefit)          41,000             0
      FHLB stock dividends                    (22,500)      (23,200)
      Provision for losses on loans                 0             0
      (Increase) decrease in accrued
        interest receivable                    52,487        17,424
      (Increase) decrease in other
        assets                                113,244       224,927
      Increase (decrease) in accrued
        interest payable on deposits         (314,902)     (216,830)
      Increase (decrease) in accrued
        expenses and other liabilities         28,504       (38,879)
      Provision for losses on
        foreclosed real estate                      0             0
                                         ____________  ____________
  Net cash provided by operating
    activities                                515,424       788,887

CASH FLOWS FROM INVESTING ACTIVITIES
  (Increase) decrease in other
    interest-bearing deposits due from
    banks                                           0       100,000
  Loan originations                       (27,868,000)  (20,346,000)
  Purchase of investment securities        (6,528,078)   (8,042,552)
  Purchase of mortgage-backed and
    related securities                     (3,657,749)     (984,900)
  Principal payment of loans               21,835,697    16,289,713
  Principal repayments of mortgage-
    backed and related securities             213,054       218,734
  Sale of loans                             2,923,000     2,170,000
  Proceeds from calls and securities
    of investment securities               10,500,000    10,138,872
  Purchase of loans                                 0      (117,055)
  Sale of foreclosed real estate              554,515             0
  Foreclosure of real estate                        0       (52,177)
  Purchase of properties and equipment        (14,483)      (18,917)
                                         ____________  ____________

  Net cash used in investing activities    (2,042,044)     (644,282)

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase (decrease) in deposits           2,314,752     3,705,586
  Increase (decrease) in advances from
    borrowers for taxes and insurance        (179,338)     (136,510)
  Purchase of company stock                  (222,829)     (184,638)
  Dividends declared                         (391,899)   (1,908,370)
  Exercise of stock options                    39,670             0
  Adjustment to unrealized loss on
    available-for-sale securities               2,333             0
                                         ____________  ____________

  Net cash provided by financing
    activities                              1,562,689     1,476,068
                                         ____________  ____________

Net increase in cash and cash
  equivalents                                  36,069     1,620,673

Cash and cash equivalents at beginning
  of period                                 7,561,222     6,495,700
                                         ____________  ____________
Cash and cash equivalents, at end
  of period                              $  7,597,291  $  8,116,373
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

(2) Earnings Per Share

     Earnings per share for the six months ended December 31, 1996 have been computed on the basis of the weighted average number of common shares outstanding (1,480,992) and common stock equivalent shares (42,973) outstanding. Common stock equivalent shares arise from stock option plans and a recognition and retention stock plan.



                           FFBS BANCORP, INC.

             SUMMARY OF CONSOLIDATED FINANCIAL INFORMATION

                               (UNAUDITED)


                       At and for the              At and for the
                     Three Months Ended           Six Months Ended
                 December 31,  December 31,  December 31,  December 31,
                     1996          1995          1996          1995
                 ____________  ____________  ____________  ____________

Selected
 Consolidated
 Financial
 Data:
  Total assets   $127,125,322  $121,031,281  $127,125,322  $121,031,281
  Loans
   receivable,
   net             86,643,915    82,396,130    86,643,915    82,396,130
  Deposits        101,462,860    96,281,753   101,462,860    96,281,753
  Stockholders'
   equity          24,645,284    23,892,393    24,645,284    23,892,393
Selected
 Consolidated
 Operations
 Data:
  Net interest
   income           1,179,227     1,087,897     2,343,991     2,171,272
  Provision
   for loan
   losses                   0             0             0             0
  Non-interest
   income             160,918       143,558       321,509       275,323
  Non-interest
   expense            644,470       604,211     1,869,837     1,170,014
  Net income          474,475       415,054       579,675       844,441

Per Share Data:
 Book value at
  end of period        $16.68        $16.15        $16.68        $16.15
 Earnings per
  common and
  common
  equivalent
  share                  0.31          0.28          0.38          0.56
 Cash dividends
  declared               0.25          0.20          0.25          1.20

Other Data:
 Yield on
  average
  earning
  assets                7.79%         7.62%         7.74%         7.61%
 Cost of funds          4.73%         4.76%         4.71%         4.79%
 Interest rate
  spread                3.06%         2.86%         3.03%         2.82%
 Net interest
  margin (1)            3.96%         3.81%         3.97%         3.81%
 Annualized
  return on
  average
  assets                1.50%         1.42%         0.92%         1.41%
 Annualized
  return on
  average
  equity                7.67%         7.05%         4.69%         7.02%
 Stockholder's
  equity as a
  percentage
  of total
  assets               19.39%        19.87%        19.39%        19.74%
 Non-performing
  assets as a
  percentage
  of total
  assets (2)            1.00%         0.64%         1.00%         0.64%
 Net interest
  income as
  percentage
  of general
  and adminis-
  trative
  expenses            182.98%       180.05%       125.36%       185.58%



(1)  Net interest income divided by average interest earning assets
(2) Non-performing assets consist of non-accruing loans, accruing loans delinquent 90 days or more, and foreclosed real estate.




                           FFBS BANCORP, INC.

                        FINANCIAL DATA SCHEDULE


                                             At or         At or
                                            For Six       For the
                                          Months Ended   Year Ended
                                          December 31,    June 30,
                                              1996          1996
                                          ____________  ____________

Cash                                      $  2,989,331  $  3,337,978
Interest-bearing deposits due from banks     4,607,960     3,673,244
Federal funds sold                                   0       550,000
Trading account assets                               0             0
Investments and mortgage-backed
  securities held for sale                           0             0
Investments and mortgage-backed
  securities held to maturity -
  carrying value                            29,720,888    30,247,005
Investments and mortgage-backed
  securities held to maturity -
  market value                              29,459,454    29,967,584
Loans                                       86,643,915    83,528,151
Allowance for losses                           650,000       666,000
Total assets                               127,125,322   125,228,358
Deposits                                   101,462,860    99,148,108
Short-term borrowings                                0             0
Other liabilities                            1,017,179     1,441,915
Long-term debt                                       0             0
Preferred stock - mandatory redemption               0             0
Preferred stock - no mandatory
  redemption                                         0             0
Common stock                                    15,656        15,722
Other stockholders' equity                  24,629,628    24,622,613
Net yield - interest-earning assets -
  actual                                         3.97%         3.78%
Loans on nonaccrual                            363,000       495,000
Accruing loans past due 90 days or
  more                                         914,000       675,000
Troubled debt restructuring                     40,000       864,000
Potential problem loans                              0             0
Allowance for loan loss - beginning of
  period                                       657,000       705,000
Total charge-offs                                8,000        44,000
Total recoveries                                 1,000         5,000
Allowance for loan loss - end of period        650,000       666,000
Loan loss allowance allocated to
  domestic loans                               650,000       666,000
Loan loss allowance allocated to
  foreign loans                                      0             0
Loan loss allowance - unallocated                    0             0




1.  Non-Performing Assets

    The following table sets forth information regarding non-accrual loans, loans which are 90 or more days delinquent and still accruing, and foreclosed properties at the date indicated. At December 31, 1996, there are no other potential problem loans except as included in the table below.

                                               (In Thousands)
                                                      At
                                          December 31,    June 30,
                                               1996         1996
                                          ____________  ____________

       Non-accrual mortgage loans         $        323  $        455
       Non-accrual other loans                      40            40
                                          ____________  ____________

       Total non-accrual loans                     363           495


       Loans 90 days or more delinquent
         and still accruing                        914           675
                                          ____________  ____________

       Total non-performing loans                1,277         1,170

       Total foreclosed real estate,
         net of related allowance for
         losses                                      0           558
                                          ____________  ____________

       Total non-performing assets        $      1,277  $      1,728
                                          ============  ============


       Troubled debt restructured         $         40  $        864
                                          ============  ============

       Non-performing loans to total
         loans                                   1.47%         1.40%

       Total non-performing assets to
         total assets                            1.00%         1.38%

2. There were no loan concentrations in excess of 10% of total loans at December 31, 1996.

3.  There were no outstanding foreign loans at December 31, 1996.

4. Loans classified for regulatory purposes or for internal credit review that have not been disclosed in the above table do not represent or result from trends or uncertainties that management expects will materially impact the financial condition of the company or its subsidiary bank, or the future operating results, liquidity, or capital resources.

5. If all nonaccrual loans have been current throughout their terms, interest income for the six months ended December 31, 1996, and June 30, 1996, would be increased (decreased) by approximately $50 and ($10,000) respectively.

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

7. At December 31, 1996, management was not aware of any potential problem loans not previously disclosed.



Allowance for Loan Losses

The allowance for loan losses is established through a provision for loan losses based on management's periodic evaluation of the adequacy of the allowance for loan losses. Such evaluation, which includes a review of all loans on which full collectibility may not be reasonably assured, considers, among other matters, known and inherent risks in the portfolio, prevailing market conditions, management's judgment as to collectibility, the estimated net realizable value of the under-lying collateral, historical loan loss experience and other factors that warrant recognition in providing for an adequate loan loss allowance.


                                                (In Thousands)
                                          For the Six     For the
                                          Months Ended   Year Ended
                                          December 31,    June 30,
                                              1996          1996
                                          ____________  ____________

   Balance at beginning of period         $        657  $        705
   Provision for loan losses                         0             0
   Charge-offs:
     Mortgage loans                                  0             0
     Other loans                                     8            44
   Recoveries:
     Mortgage loans                                  1             3
     Other loans                                     0             2
                                          ____________  ____________

   Balance at end of period               $        650  $        666
                                          ============  ============

   Ratio of net charge-offs during the
     period to average loans outstanding  (Annualized)
     during the period                           0.01%         0.50%

   Ratio of allowance for loan losses
     to non-performing loans at end of
     the period                                 50.90%        56.92%

   Ratio of allowance for loan losses
     to net loans receivable at the
     end of the period                           0.75%         0.80%

   Ratio of allowance for loan losses
     and foreclosed real estate to
     total non-performing assets at
     end of the period                          50.90%        39.21%



                              FFBS BANCORP, INC.
                   Management's Discussion and Analysis of
                Financial Condition and Results of Operations

     The following discussion reviews the financial condition of FFBS Bancorp, Inc. and its wholly owned subsidiary First Federal Bank for Savings as of December 31, 1996, and the results of operations for the six month period ending December 31, 1996 and for the three month period ending December 31, 1996.

Comparison of Changes in Financial Condition at December 31, 1996 and at June 30, 1996

     At December 31, 1996, total assets were $127.1 million, an increase of $1.9 million, or 1.51% from June 30, 1996. During the six month period, net loans receivable accounted for the greatest change in total assets as the balance increased $3.1 million, or 3.73%, to $86.6 million. The increase in net loans was partially funded by an increase in deposits of $2.3 million, or 2.33%, to $101.5 million at December 31, 1996. Proceeds from maturities and calls of investment securities were partially used to fund the increase in loans and the purchase of mortgage-backed securities.
At December 31, 1996, mortgage-backed and related securities were $5.9 million, an increase of $3.4 million, or 137%. Total stockholder's equity remained stable at $24.6 million at December 31, 1996 and June 30, 1996.

Liquidity and Capital Resources

     Positive cash flows of $515,000 were provided by the Company's operating activities for the six months ended December 31, 1996, primarily as a result of net income.

     Investing activities of the Company provided negative cash flows of $2.0 million for the six months ended December 31, 1996, resulting primarily from an increase in loan originations over loan repayments and the sale of loans. Proceeds from calls and maturities of investment securities offset by the purchase of investment securities amounted to a net of $4.0 million. Purchases of mortgage-backed and related securities amounted to $3.7 million; therefore, proceeds from calls and maturities of investment securities were used to fund these purchases.

     Financing activities provided positive cash flows of $1.6 million for the six months ended December 31, 1996, due to an increase in deposits of $2.3 million. Offsetting the increase in deposits were $400,000 in dividends and the repurchase of company stock of $223,000.

     The Company is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required minimum liquidity ratio is currently 5.0%. At December 31, 1996, the Bank's liquidity ratio was 26.43%.

     The OTS capital regulations require savings institutions to meet three capital standards: a 1.5% tangible capital standard; a 3% leverage (core capital) ratio; and an 8% risk-based capital standard. Although the core capital ratio is 3%, the OTS regulations provide that an institution with less than 4% core capital is deemed to be "undercapitalized".

     At December 31, 1996, the Bank's capital position exceeded minimum regulatory capital requirements as indicated by the following table (dollars in thousands):

                                                        Risk-Based
                  Tangible Capital    Core Capital        Capital
                  ________________  ________________  ________________
                  Amount   Percent  Amount   Percent  Amount   Percent
                  _______  _______  _______  _______  _______  _______

First Federal     $19,564    15.9%  $19,564    15.9%  $20,141    29.4%
OTS Requirement     1,840     1.5%    3,680     3.0%    5,477     8.0%

                  _______  _______  _______  _______  _______  _______

Excess            $17,724    14.4%  $15,884    12.9%  $14,664    21.4%
                  =======  =======  =======  =======  =======  =======



Comparison of Operating Results for the
Three Months Ended December 31, 1996 and 1995

General

Net income of the Company for the three months ended December 31, 1996 was $474,000 compared to $415,000 for the three months ended
December 31, 1995, an increase of $59,000, or 14.32%, due primarily to an increase in net interest income of $91,000.

Interest Income

Interest income increased $127,000 to $2.4 million for the three months ended December 31, 1996 due to an increase of $4.4 million in average-earning assets and an increase in yield on average-earning assets to 7.79% from 7.62% for the three months ended December 31, 1995.

Interest Expense

Interest expense increased $36,000, or 3.14%, to $1.2 million for the three months ended December 31, 1996 due to an increase in average deposits of $4.8 million. The cost of funds for the three months ended December 31, 1996 was 4.73% compared to 4.76% for the three months ended December 31, 1995.

Net Interest Income

Net interest income increased $91,000, or 8.40%, to $1.2 million for the three months ended December 31, 1996 due to an increase in the net interest margin from 3.81% for the three months ended December 31, 1995 to 3.96% for the three months ended December 31, 1996. The Company's average-earning assets increased $4.4 million while average deposits increased $4.8 million in comparing the three month periods.

Provision for Loan Losses

The Bank's reserve for loan losses was considered sufficient to absorb potential losses; therefore, no provisions for loan losses was taken for either of the three months periods.

Non-interest Income

Non-interest income increased $17,000, or 12.09%, to $161,000 for the three months ended December 31, 1996. Loan fees and service charges have increased due to increased originations. Loan originations for the quarter ended December 31, 1996 were $16.1 million compared to $6.2 million for the quarter ended December 31, 1995.

Non-interest Expense

Non-interest expense increased $40,000, or 6.66%, to $644,000 for the three months ended December 31, 1996, compared to $566,000 for the three months ended December 31, 1995.

Income Tax Expense

Income tax expense amounted to $221,000 for the three months ended December 31, 1996 compared to $212,000 for the three months ended December 31, 1995. Deferred income taxes of $23,000 were recorded for the three months ended December 31, 1996, compared to $25,000 for the three months ended December 31, 1995, due to timing differences.


Comparison of Operating Results for the
Six Months Ended December 31, 1996 and 1995

General

Net income of the Company for the six months ended December 31, 1996 was $580,000 compared to $844,000 for the six months ended December 31, 1995, a decrease of $265,000, or 31.35%. Due to the FDIC special assessment of $599,000 offset by a tax benefit of $223,000, net income was decreased $376,000. Excluding the net effect of the special assessment, net income would have been $956,000 which would have been an increase of $111,000 over the first half of last year.

Interest Income

Interest income increased $241,000, or 5.44%, to $4.7 million for the six months ended December 31, 1996 due to an increase in average-earning assets of $4.3 million and an increase in yield on average-earning assets to 7.74% from 7.61% for the six months ended
December 31, 1995.

Interest Expense

Interest expense increased $68,000, or 3.03%, to $2.3 million for the six months ended December 31, 1996, due to an increase in average deposits of $4.4 million offset by a decrease in cost of funds of 4.79% for the six months ended December 31, 1995 to 4.71% for the six months ended December 31, 1996.

Net Interest Income

Net interest income decreased $173,000, or 7.95% to $2.3 million for the six months ended December 31, 1996 due to an increase in the net interest margin from 3.81% for the six months ended December 31, 1995 to 3.96% for the six months ended December 31, 1996. The net interest margin improved due to an increase in the yield on average-earning assets coupled by a drop in the cost of funds.

Provision for Loan Losses

The Bank's reserve for loan losses was considered sufficient to absorb potential losses; therefore, no provisions for loan losses was taken for either of the six months periods.

Non-interest Income

Non-interest income increased $46,000, or 16.78%, to $322,000 for the six months ended December 31, 1996. Loan fees and service charges increased due to increased originations. Loan originations for the six months ended December 31, 1996 were $27.9 million compared to $20.3 million for the six months ended December 31, 1995. NOW account fees have increased $21,000, or 15.56%, to $154,000 for the six months ended December 31, 1996. The increase is attributable to an increase in the number of accounts and increased fees for non-sufficient funds and negative balances.

Non-interest Expense

Non-interest expense increased $700,000, or 59.81%, to $1.9 million for the six months ended December 31, 1996, compared to $1.2 million from the six months ended December 31, 1995. The increase is primarily due to the FDIC special assessment of $599,000. Also affecting the increase was the difference of $59,000 in compensation and benefits, which was due primarily to the valuation of shares to be released during the fiscal year for allocation in the Employee's Stock Ownership Plan. The shares are reported at current fair market value. The fair market value of the stock at December 31, 1996, was $23.00 per share compared to $17.00 at December 31, 1995. Other non-interest expense was $310,000 for the six months ended December 31, 1996, an increase of $48,000, or 18.41%, due to various increases in several general operating accounts.

Income Tax Expense

Income tax expense amounted to $216,000 for the six months ended December 31, 1996, compared to $432,000 for the six months ended December 31, 1995. Tax savings of $223,000 were recorded due to the FDIC special assessment during the six months ended December 31, 1996. The Company recorded deferred income taxes of $41,000 for the six months ended December 31, 1996 due to timing differences.




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

                                   FFBS BANCORP, INC.



Date:   February 4, 1997           By:  E. FRANK GRIFFIN, III
                                        E. Frank Griffin, III
                                        Chief Executive Officer
                                        and President


                                   By:  SHERRY L. BOYD
                                        Sherry L. Boyd
                                        Chief Financial Officer