Form 10QSB
period 1997-03-31
FFBS BANCORP INC
filed 1997-05-08
CIK 899678

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC  20549

                              FORM 10QSB


(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934. FOR THE QUARTERLY PERIOD ENDED:
                            MARCH 31, 1997

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934. FOR THE TRANSITION PERIOD FROM ___________ TO _____________ FOR QUARTER ENDED

     COMMISSION FILE NUMBER:  0-21688

                           FFBS BANCORP, INC.
       (exact name of registrant as specified in its charter)

          Delaware                                   64-0828070
         (State or other                        (IRS Employer ID No.)
          jurisdiction of
          incorporation or organization)

               1121 Main Street, Columbus, Mississippi  39701
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

        1,557,445, shares of common stock, $.01 par value 3/31/97

     Transitional Small Business Disclosure Format (check one):

            YES          NO  x



                         FFBS BANCORP, INC.

                           AND SUBSIDIARY

              CONSOLIDATED STATEMENTS OF OPERATIONS

                             (UNAUDITED)


                            Three Months Ended       Nine Months Ended
                                  March 31,               March 31,
                              1997       1996        1997        1996
                          __________  __________  __________  __________
INTEREST INCOME
  Interest and fees
    on loans              $1,862,691  $1,778,169  $5,519,531  $5,285,223
  Interest on mortgage-
    backed and related
    securities               104,396      41,931     196,135      99,828
    Interest on
      investment
      securities             350,991     325,509   1,106,656   1,046,486
  FHLB stock dividends        11,102      10,918      33,653      34,261
  Interest on deposits
    due from banks            21,672      79,666     162,989     197,457
                          __________  __________  __________  __________
                           2,350,852   2,236,193   7,018,964   6,663,255

INTEREST EXPENSE
  Interest on deposits     1,195,482   1,153,644   3,519,603   3,409,434
                          __________  __________  __________  __________

Net interest income        1,155,370   1,082,549   3,499,361   3,253,821

Provision of losses on
  loans                            0           0           0           0
                          __________  __________  __________  __________

Net interest income
  after provision
  for losses on loans      1,155,370   1,082,549   3,499,361   3,253,821

NON-INTEREST INCOME
  Loan fees and service
    charges                   66,628      41,779     181,732     131,781
  NOW account fees            76,435      71,478     230,202     204,535
  Other                       27,175      36,767      79,813      89,031
                          __________  __________  __________  __________
                             170,238     150,024     491,747     425,347
NON-INTEREST EXPENSE
  Compensation and
    benefits                 351,664     340,100   1,042,391     971,554
  Occupancy                   29,071      26,697      90,453      79,935
  Furniture and
    equipment                 13,737      18,813      49,628      53,463
  Deposit insurance
    premium                   16,015      54,520     715,163     159,873
  Loss on foreclosed
    real estate                  151       3,364         297       7,077
  Data processing             38,650      39,393     111,256     119,257
  Other                      118,973     132,191     428,910     393,933
                          __________  __________  __________  __________
                             568,261     615,078   2,438,098   1,785,092
                          __________  __________  __________  __________
Income before income
  taxes and cumulative
  effect of accounting
  change                     757,347     617,495   1,553,010   1,894,076

Income tax expense
  Current                    204,500     181,500     379,488     554,640
  Deferred income tax         33,500       6,500      74,500      65,500
                          __________  __________  __________  __________

Net Income                $  519,347  $  429,495  $1,099,022  $1,273,936
                          ==========  ==========  ==========  ==========

Earnings per common
 share                    $     0.34  $     0.28  $     0.72  $     0.84




                            FFBS BANCORP, INC.

                              AND SUBSIDIARY

               CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                               (UNAUDITED)



     ASSETS                                     MARCH 31,     JUNE 30,
                                                  1997          1996
                                              ____________  ____________

Cash                                          $  2,727,087  $  3,337,978
Interest-bearing deposits due from banks         5,730,686     3,673,244
Federal funds sold                                       0       550,000
                                              ____________  ____________

  Total cash and cash equivalents                8,457,773     7,561,222

Other interest-bearing deposits due from
  banks                                                  0             0
Investment securities (approximate market
  value of $19,628,552 at March 31, 1997
  and $27,517,628 at June 30, 1996)             19,791,142    27,740,646
Mortgage-backed and related securities
  (approximate market value of $7,459,924
  at March 31, 1997 and $2,449,956 at
  June 30, 1996)                                 7,561,702     2,506,359
Federal Home Loan Bank stock, at cost              790,100       756,500
Loans receivable, net                           89,595,974    83,528,151
Foreclosed real estate                                   0       554,515
Properties and equipment                         1,112,304     1,095,423
Accrued interest receivable                      1,091,357     1,125,991
Other assets                                       275,971       359,551
                                              ____________  ____________

Total Assets                                  $128,676,323  $125,228,358
                                              ============  ============

     LIABILITIES AND RETAINED EARNINGS

Liabilities:
  Deposits                                    $102,727,071  $ 99,148,108
  Advances from borrowers for taxes and
    insurance                                      177,270       259,102
  Accrued interest payable on deposits             499,918       695,107
  Accrued expenses and other liabilities           288,283       487,706
                                              ____________  ____________

    Total Liabilities                          103,692,542   100,590,023

Commitments and contingencies

Stockholders' equity:
  Cummulative preferred stock, $.01 par
    value, 500,000 shares authorized;
    shares issued and outstanding - none
  Common stock, $.01 par value, 2,000,000
    shares authorized; 1,557,445 and
    1,572,183 shares issued and outstanding
    at March 31, 1997 and June 30, 1996,
    respectively.                                   15,574        15,722
  Additional paid in capital                    15,106,414    15,253,646
  Retained earnings                             10,750,513    10,260,020
  Unrealized loss on available-for-sale
    securities                                           0        (2,333)
  Loan receivable from ESOP                       (888,720)     (888,720)
                                              ____________  ____________

    Total stockholders' equity                  24,983,781    24,638,335
                                              ____________  ____________

Total liabilities and retained earnings       $128,676,323  $125,228,358
                                              ============  ============


                          FFBS BANCORP, INC.

                           AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (UNAUDITED)

                                                   Nine Months Ended
                                                        March 31,
                                                   1997         1996
                                              ____________  ____________
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                  $  1,099,022  $  1,273,936
  Adjustments to reconcile net
    earnings to net cash:
      Depreciation of properties and
        equipment                                   65,080        55,110
      Accretion of discount on loans                (9,801)       (2,787)
      Accretion of discount on mortgage-
        backed securities                           (2,319)         (379)
      Accretion of discount on investments         (16,061)      (76,895)
      Amortization of premium on investments        11,541        15,337
      Amortization of premium on mortgage-
        backed securities                            5,373         4,702
      Deferred income taxes <benefit>               74,500             0
      FHLB stock dividends                         (33,600)      (34,100)
      Provision for losses on loans                      0             0
      <Increase> decrease in accrued
        interest receivable                         34,634        64,309
      <Increase> decrease in other assets           83,581       180,496
      Increase <decrease> in accrued
        interest payable on deposits              (195,190)      (52,249)
      Increase <decrease> in accrued
        expenses and other liabilities            (273,923)     (264,049)
      Provision for losses on foreclosed
        real estate                                      0         7,077
                                              ____________  ____________

  Net cash provided by operating activities        842,837     1,170,508


CASH FLOWS FROM INVESTING ACTIVITIES

  <Increase> decrease in other interest-
    bearing deposits due from banks                      0       100,000
  Loan originations                            (41,500,000)  (31,307,000)
  Purchase of investment securities             (6,545,977)  (13,691,400)
  Purchase of mortgage-backed and related
    securities                                  (5,526,547)     (984,900)
  Principal repayment of loans                  31,759,978    24,538,603
  Principal repayments of mortgage-backed
    and related securities                         468,150       343,362
  Sale of loans                                  3,682,000     3,721,000
  Proceeds from calls and maturities of
    investment securities                       14,500,000    15,713,872
  Purchase of loans                                      0      (117,055)
  Sale of foreclosed real estate                   554,515        45,100
  Foreclosure of real estate                             0       (52,177)
  Purchase of properties and equipment             (81,961)      (24,248)
                                              ____________  ____________

  Net cash used investing activities            (2,689,842)   (1,714,843)


CASH FLOWS FROM FINANCING ACTIVITIES
  Increase <decrease> in deposits                3,578,963     5,961,500
  Increase <decrease> in advances from
    borrowers for taxes and insurance              (81,832)      (87,316)
  Purchase of company stock                       (404,179)     (336,516)
  Dividends declared                              (391,399)            0
  Dividends paid                                         0    (1,908,370)
  Exercise of stock options                         39,670             0
  Adjustment to unrealized loss on
    available-for-sale securities                    2,333        (3,339)
                                              ____________  ____________

  Net cash provided by <used in> financing
    activities                                   2,743,556     3,625,959
                                              ____________  ____________

Net increase <decrease> in cash and cash
  equivalents                                      896,551     3,081,624

Cash and cash equivalents at beginning of
  period                                         7,561,222     6,495,700
                                              ____________  ____________

Cash and cash equivalents at end of period    $  8,457,773  $  9,577,324
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

(2) Earnings Per Share

     Earnings per share for the nine months ended March 31, 1997 have been computed on the basis of the weighted average number of common shares outstanding (1,477,506) and common stock equivalent shares (42,973) outstanding. Common stock equivalent shares arise from stock option plans and a recognition and retention stock plan.


                          FFBS BANCORP, INC.

           SUMMARY OF CONSOLIDATED FINANCIAL INFORMATION

                             (UNAUDITED)



                            At and for the           At and for the
                          Three Months Ended        Nine Months Ended
                         March 31,   March 31,    March 31,    March 31,
                           1997        1996         1997         1996
                      ____________ ____________ ____________ ____________
Selected
 Consolidated
 Financial
 Data:
  Total Assets        $128,686,323 $123,553,416 $128,686,323 $123,553,416
  Loans receivable,
   net                  89,595,974   83,558,243   89,595,974   83,558,243
  Deposits             102,727,071   98,537,667  102,727,071   98,537,667
  Stockholders'
   equity               24,983,781   24,170,009   24,983,781   24,170,009


Selected
 Consolidated
 Operations Data:
  Net interest
   income                1,155,370    1,082,549    3,629,105    3,253,821
  Provision for
   loan losses                   0            0            0            0
  Non-interest
   income                  170,238       15,024      362,003      425,347
  Non-interest
   expense                 568,261      615,078    2,438,098    1,785,092
  Net income               519,347      429,495    1,099,022    1,273,936


Per Share Data:
 Book value at end
  of period                 $17.01       $16.43       $16.68       $16.43
 Earnings per common
  and common
  equivalent share            0.34         0.28         0.72         0.86
 Cash dividends
  declared                    0.00         0.00         0.25         1.20


Other Data:
 Yield on average
  earning assets             7.87%        7.63%        7.80%        7.64%
 Cost of funds               4.82%        4.79%        4.72%        4.97%
 Interest rate
  spread                     3.05%        2.84%        3.08%        2.85%
 Net interest
  margin (1)                 3.94%        3.79%        3.94%        3.78%
 Annualized return
  on average assets          1.65%        1.41%        1.16%        1.41%
 Annualized return on
  average equity             8.40%        7.04%        5.92%        7.05%
 Stockholder's equity
  as a percentage of
  total assets              19.42%       19.56%       19.42%       19.56%
 Non-performing
  assets as a
  percentage of
  total assets (2)           0.39%        0.58%        0.39%        0.58%
 Net interest income
  as percentage of
  general and
  administrative
  expenses                 203.32%      176.00%      143.53%      182.28%



(1) Net interest income divided by average interest earning assets.

(2) Non-performing assets consist of non-accruing loans, accruing loans delinquent 90 days or more, and foreclosed real estate.




                            FFBS BANCORP, INC.

                         FINANCIAL DATA SCHEDULE


                                                At or         At or
                                             For the Nine    For the
                                             Months Ended   Year Ended
                                               March 31,      June 30,
                                                 1997          1996
                                             ____________  ____________

Cash                                         $  2,727,087  $  3,337,978
Interest-bearing deposits due from banks        5,730,686     3,673,244
Federal funds sold                                      0       550,000
Trading account assets                                  0             0
Investments amd mortgage-backed
 securitites held for sale                              0             0
Investments and mortgage-backed securities
 held to maturity - carrying value             27,352,844    30,247,005
Investments and mortgage-backed securities
 held to maturity - market value               27,088,476    29,967,584
Loans                                          89,595,974    83,528,151
Allowance for losses                              591,000       666,000
Total assets                                  128,676,323   125,228,358
Deposits                                      102,727,071    99,148,108
Short-term borrowings                                   0             0
Other liabilities                                 965,471     1,441,915
Long-term debt                                          0             0
Preferred stock - mandatory redemption                  0             0
Preferred stock - no mandatory redemption               0             0
Common stock                                       15,574        15,722
Other stockholders' equity                     24,968,207    24,622,613
Net yield - interest-earning assets -
 actual                                             3.94%         3.78%
Loans on nonaccrual                                     1       495,000
Accruing loans past due 90 days or more           499,000       675,000
Troubled debt restructuring                        40,000       864,000
Potential problem loans                                 0             0
Allowance for loan loss - beginning of
 period                                           650,000       705,000
Total charge-offs                                  67,000        44,000
Total recoveries                                    8,000         5,000
Allowance for loan loss - end of period           591,000       666,000
Loan loss allowance allocated to domestic
 loans                                            591,000       666,000
Loan loss allowance allocated to foreign
 loans                                                  0             0
Loan loss allowance - unallocated                       0             0


Non-Performing Assets

1. The following table sets forth information regarding non-accrual loans, loans which are 90 or more days delinquent and still accruing, and foreclosed properties at the date indicated. At March 31, 1997, there are no other potential problem loans except as included in the table below.

                                (In Thousands)

                                                     March 31,   June 30,
                                                        1997       1996
                                                     _________  _________

Non-accrual mortgage loans                           $       0  $     455
Non-accrual other loans                                      1         40
                                                     _________  _________
Total non-accrual loans                                      1        495

Loans 90 days or more delinquent
 and still accruing                                        499        675
                                                     _________  _________
Total non-performing loans                                 500      1,170

Total foreclosed real estate, net of
 related allowance for losses                                0        558
                                                     _________  _________

Total non-performing assets                                500      1,728
                                                     =========  =========

Troubled debt restructured                                  40        864
                                                     =========  =========

Non-performing loans to total loans                      0.56%      1.40%

Total non-performing assets to total assets              0.39%      1.38%


2. There were no loan concentrations in excess of 10% of total loans at March 31, 1997.

3.  There were no outstanding foreign loans at March 31, 1997.

4. Loans classified for regulatory purposes or for internal credit review that have not been disclosed in the above table do not represent or result from trends or uncertainties that management expects will materially impact the financial condition of the Company or its subsidary bank, or the future operating results, liquidity, or capital resources.

5. If all nonaccrual loans have been current throughout their terms, interest income for the nine months ended March 31, 1997 and June 30, 1996 would be increased (decreased) by approximately $0 and <$10,000> respectively.

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

7. At March 31, 1997, management was not aware of any potential problem loans not previously disclosed.


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

                                                 (In Thousands)

                                           For the Nine   For the Year
                                           Months Ended      Ended
                                             March 31,      June 30,
                                               1997           1996
                                           ____________   ____________

Balance at beginning of period             $        666   $        705
Provision for loan losses                             0              0
Charge-offs:
 Mortgage loans                                      51              0
 Other loans                                         34             44
Recoveries:
 Mortgage loans                                       6              3
 Other loans                                          4              2
                                           ____________   ____________

Balance at end of period                   $        591   $        666
                                           ============   ============

Ratio of net charge-offs during the
 period to average loans outstanding       (Annualized)
 during the period                                0.13%          0.05%

Ratio of allowance for loan losses to
 non-performing loans at end of period          118.20%         56.92%

Ratio of allowance for loan losses to
 net loans receivable at the end of the
 period                                           0.66%          0.80%

Ratio of allowance for loan losses and
 foreclosed real estate to total non-
 performing assets at end of the period         118.20%         38.54%



                         FFBS BANCORP, INC.
               Management's Discussion and Analysis of
            Financial Condition and Results of Operations

     The following discussion reviews the financial condition of FFBS Bancorp, Inc. and its wholly owned subsidiary First Federal Bank for Savings as of March 31, 1997, and the results of operations for the nine month period ending March 31, 1997 and for the three month period ending March 31, 1997.

Comparison of Changes in Financial Condition at March 31, 1997 and at June 30, 1996

     Assets totaled $128.7 million at March 31, 1997, an increase of $3.4 million, or 2.75% from June 30, 1996. During the nine month period, net loans receivable increased $6.1 million, or 7.3%, to $89.6 million at March 31, 1997. An increase in deposits of $3.6 million, or 3.6% to
102.7 million contributed to funding the increase in loans. Proceeds from maturities and calls of investment securities were also partially used to fund the increase in loans and the purchase of mortgage-backed securities. Investment securities decreased $7.9 million to $19.8 million at March 31, 1997, while Mortgage-backed and related securities increase %5.1 million to $7.6 million at March 31, 1997. Stockholder's equity amounted to $25.0 million, an increase of $345,000 over June 30, 1996.

Liquidity and Capital Resources

     Positive cash flows of $843,000 were provided by the Company's operating activities for the nine months ended March 31, 1997, primarily as a result of net income.

     Investing activities of the Company provided negative cash flows of $2.7 million for the nine months ended March 31, 1997, resulting primarily from an increase in loan originations over loan repayments and the sale of loans, netting $6.1 million. Proceeds from calls and maturities of investment securities offset by the purchase of investment securities and mortgage-backed and related securities amounted to a net of $2.4 million in positive cash flows, thus partially providing funds for loan originations.

     Financing activities provided positive cash flows of $2.7 million for the nine months ended March 31, 1997, due to an increase in deposits of $3.6 million. Offsetting the increase in deposits were $400,000 in dividends and the repurchase of company stock of $400,000.

     The Company is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required minimum liquidity ratio is currently 5.0%. At March 31, 1997, the Bank's liquidity ratio was 23.50%.

     The OTS capital regulations require savings institutions to meet three capital standards: a 1.5% tangible capital standard; a 3% leverage (core capital) ratio; and an 8% risk-based capital standard. Although the core capital ratio is 3%, the OTS regulations provide that an institution with less than 4% core capital is deemed to be "undercapitalized".

     At March 31, 1997, the Bank's capital position exceeded minimum regulatory capital requirements as indicated by the following table (dollars in thousands):

                                                        Risk-Based
                  Tangible Capital    Core Capital        Capital
                  ________________  ________________  ________________
                  Amount   Percent  Amount   Percent  Amount   Percent
                  _______  _______  _______  _______  _______  _______

First Federal     $20,039    16.1%  $20,039    16.1%  $20,618    30.1%
OTS Requirement     1,871     1.5%    3,741     3.0%    5,486     8.0%
                  _______  _______  _______  _______  _______  _______

Excess            $18,168    14.6%  $16,298    13.1%  $15,132    22.1%
                  =======  =======  =======  =======  =======  =======


Comparison of Operating Results for the
Three Months Ended March 31, 1997 and 1996

General

Net income of the Company for the three months ended March 31, 1997 was $519,000 compared to $429,000 for the three months ended March 31, 1996, an increase of $90,000, or 20.92%, due primarily to an increase in net interest income of $73,000.

Interest Income

Interest income increased $115,000 to $2.4 million for the three months ended March 31, 1997 due to an increase of $4.2 million in average-earning assets and an increase in yield on average-earning assets to 7.87% from 7.63% for the three months ended March 31, 1996.

Interest Expense

Interest expense increased $42,000, or 3.63%, to $1.2 million for the three months ended March 31, 1997 due to an increase in average deposits of $4.6 million. The cost of funds for the three months ended March 31, 1997 was 4.82% compared to 4.79% for the three months ended March 31, 1996.

Net Interest Income

Net interest income increased $73,000, or 6.73%, to $1.2 million for the three months ended March 31, 1997 due to an increase in the net interest margin from 3.79% for the three months ended March 31, 1996 to 3.94% for the three months ended March 31, 1997. The Company's average-earning assets increased $4.2 million while average deposits increased $4.6 million in comparing the three month periods.

Provision for Loan Losses

The Bank's reserve for loan losses was considered sufficient to absorb potential losses; therefore, no provisions for loan losses was taken for either of the three months periods.

Non-interest Income

Non-interest income increased $20,000, or 13.47%, to $170,000 for the three months ended March 31, 1997. Loan fees and service charges have increased due to increased originations. Loan originations for the quarter ended March 31, 1997 were $13.6 million compared to $11.0 million for the quarter ended March 31, 1996.

Non-interest Expense

Non-interest expense decreased $47,000, or 7.61%, to $568,000 for the three months ended March 31, 1997, compared to $615,000 for the three months ended March 31, 1996, primarily due to decreased premiums of $39.000 for FDIC deposit insurance.

Income Tax Expense

Income tax expense amounted to $238,000 for the three months ended March 31, 1997 compared to $188,000 for the three months ended March 31, 1996. Deferred income taxes of $34,000 were recorded for the three months ended March 31, 1997, compared to $7,000 for the three months ended March 31, 1996, due to timing differences.


Comparison of Operating Results for the
Nine Months Ended March 31, 1997 and 1996

General

Net income of the Company for the nine months ended March 31, 1997 was $1.1 million compared to $1.3 million for the nine months ended March 31, 1996, a decrease of $175,000, or 13.73%. Due to the FDIC special assessment of $599,000 offset by a tax benefit of $223,000, net income was decreased $376,000. Excluding the net effect of the special assessment, net income would have been $1.5 million, which would have been an increase of $201,000 over the nine months ended March 31, 1996.

Interest Income

Interest income increased $356,000, or 5.34%, to $7.0 million for the nine months ended March 31, 1997, due to an increase in average-earning assets of $4.0 million and an increase in yield on average-earning assets to 7.80% from 7.64% for the nine months ended March 31, 1996.

Interest Expense

Interest expense increased $110,000, or 3.23%, to $3.5 million for the nine months ended March 31, 1997 due to an increase in average deposits of $4.6 million offset by a decrease in cost of funds to 4.72% for the nine months ended March 31, 1997 from 4.79% for the nine months ended March 31, 1996.

Net Interest Income

Net interest income decreased $246,000, or 7.55% to $3.5 million for the nine months ended March 31, 1997 due to an increase in the net interest margin from 3.78% for the nine months ended March 31, 1996 to 3.94% for the nine months ended March 31, 1997. The net interest margin improved due to an increase in the yield on average-earning assets coupled by a drop in the cost of funds.

Provision for Loan Losses

The Bank's reserve for loan losses was considered sufficient to absorb potential losses; therefore, no provisions for loan losses was taken for either of the nine months periods.

Non-interest Income

Non-interest income increased $66,000 or 15.61%, to $492,000 for the nine months ended March 31, 1997. Loan fees and service charges increased $50,000, or 37.9% primarily due to newly imposed fees for loan documentation and increased originations. Loan originations for the nine months ended March 31, 1997 were $41.5 million compared to $31.3 million for the nine months ended March 31, 1996. NOW account fees have increased $26,000 or 12.55%, to $230,000 for the nine months ended March 31, 1997. The increase is attributable to an increase in the number of accounts and increased fees for non-sufficient funds and negative balances.

Non-interest Expense

Non-interest expense increased $653,000, or 36.58% to $2.4 million for the nine months ended March 31, 1997, compared to $1.8 million for the nine months ended March 31, 1996. The increase is primarily due to the FDIC special assessment of $599,000. Also affecting the increase was the difference of $71,000 in compensation and benefits, which was due primarily to the valuation of shares to be released during the fiscal year for allocation in the Employee's Stock Ownership Plan. The shares are reported at current fair market value. The fair market value of the stock at March 31, 1997, was $22.25 per share compared to $19.00 at March 31, 1996. Other non-interest expense was $429,000 for the nine months ended March 31, 1997, an increase of $35,000 or 8.88% due to various increases in several general operating accounts.

Income Tax Expense

Income tax expense amounted to $454,000 for the nine months ended
March 31, 1997, compared to $620,000 for the nine months ended March 31, 1996. Tax savings of $223,000 were recorded due to the FDIC special assessment during the nine months ended March 31, 1997. The Company recorded deferred income taxes of $75,000 for the nine months ended March 31, 1997, due to timing differences.



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

                                       FFBS BANCORP, INC.

        May 7, 1997                         E. FRANK GRIFFIN, III
Date: ______________________           By: _____________________________
                                            E. Frank Griffin, III
                                            Chief Executive Officer
                                              and President


                                            SHERRY L. BOYD
                                       By: _____________________________
                                            Sherry L. Boyd
                                            Chief Financial Officer