Form 10KSB
period 1997-06-30
FFBS BANCORP INC
filed 1997-09-24
CIK 899678

SECURITIES AND EXCHANGE COMMISSION


                           Washington, D. C.  20549

                                 FORM 10-KSB

               Annual Report Pursuant to Section 13 or 15(d) of
                     the Securities Exchange Act of 1934


For the fiscal year ended June 30, 1997   Commission file number 0-21688



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

Issuer's revenues for the year ended June 30, 1997 (In thousands)
                              $9,454

Aggregate market value of the voting stock held by nonaffiliates was approximately $33,206,443.

Indicate the number of shares outstanding of each of the issuers' classes of common stock as of the latest practicable date.

             Class                        Outstanding at June 30, 1997

   Common stock, $.01 par value                 1,565,595 shares


Documents Incorporated by Reference -

   Annual report to stockholders for the fiscal year ended June 30, 1997.

   Proxy statement for the 1997 annual meeting of stockholders.



                                    PART I


ITEM 1 - DESCRIPTION OF BUSINESS

FFBS Bancorp, Inc. (Company) was organized in March, 1993, at the direction of the Board of Director's of First Federal Bank for Savings
(Bank) to acquire all of the capital stock that the Bank issued upon its conversion from a mutual to a stock form of ownership. The Company may acquire or organize other operating subsidiaries, including other financial institutions, although there are currently no specific plans regarding such activities by the Company. On June 30, 1993, the Company acquired 100% of the outstanding common stock issued by the Bank upon its conversion from a mutual association to a stock form of ownership. Prior to that date, the Company conducted no other business other than its formation and organization. The Company's primary source of income is from its equity ownership in the Bank. At June 30, 1997, the Company had total consolidated assets of $130.8 million, deposits of $103.8 million and stockholders' equity of $25.1 million.

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

The Bank's principal business has been and continues to be attracting retail deposits from the general public and investing those deposits, together with funds generated from operations, primarily in one-to-four-family loans, commercial business loans, construction loans and consumer loans. In addition, the Bank invests in mortgage-backed and related securities, U. S. government and federal agency securities and other marketable securities. The Bank's revenues are derived principally from interest on its mortgage loan and mortgage-backed securities portfolio and earnings on its investment securities. The Bank's primary sources of funds are deposits, principal and interest payments on loans and mortgage-backed and related securities. At June 30, 1997, the Bank had no brokered deposits and no FHLB-Dallas advances.

The following table sets forth the composition of the Bank's mortgage and other loan portfolios and its mortgage-backed and related securities in dollar amounts and in percentages at the dates indicated.

                                               At June 30,
                           _______________________________________________
                                  1995            1996            1997
                           _______________ _______________ _______________
                                   Percent         Percent         Percent
                                      Of              Of              Of
                            Amount  Total   Amount  Total   Amount  Total
                           _______ _______ _______ _______ _______ _______
                                        (Dollars in Thousands)
Mortgage loans:
  One-to-four-family       $60,439  75.18% $61,077  73.12% $67,198  72.44%
  Multi-family               1,284   1.60    1,021   1.22      982   1.06
  Commercial real estate     7,715   9.60    7,867   9.42    8,706   9.39
  Construction and land      2,616   3.25    4,218   5.05    4,834   5.21
                           _______ _______ _______ _______ _______ _______
    Total mortgage loans    72,054  89.63   74,183  88.81   81,720  88.10
                           _______ _______ _______ _______ _______ _______

Consumer and other loans:
  Loans on deposit           1,416   1.76    1,592   1.91    1,090   1.18
  Home improvement and
    education                  114    .14       83    .10       43    .05
  Auto loans                 2,793   3.47    3,680   4.41    4,271   4.60
  Commercial -
    collateralized           1,418   1.77      974   1.17    1,678   1.81
  Commercial - unsecured       272    .34      479    .57      333    .36
  Other loans                3,068    382    3,230   3.86    4,215   4.54
                           _______ _______ _______ _______ _______ _______
    Total consumer and
      other loans            9,081  11.30   10,038  12.02   11,630  12.54
                           _______ _______ _______ _______ _______ _______
    Total loans
      receivable            81,135 100.93   84,221 100.83   93,350 100.64

Less:
  Unearned discounts and
    deferred loan fees          39    .05       27    .03       14    .02
  Allowance for loan
    losses                     705    .88      666    .80      576    .62
                           _______ _______ _______ _______ _______ _______

  Loans receivable, net    $80,391 100.00% $83,528 100.00% $92,760 100.00
                           ======= ======= ======= ======= ======= =======

Mortgage-backed and
  related securities:
    FHLMC                  $ 1,718  85.51% $ 1,469  58.62% $ 5,265  72.44
    CMOs                       219  10.90       -    0.00       -    0.00
    FNMA                        65   3.24    1,029  41.06    1,993  27.42
                           _______ _______ _______ _______ _______ _______

Total mortgage-backed and
  related securities         2,002  99.65    2,498  99.68    7,258  99.86

Net premiums                     7    .35        8    .32       10    .14
                           _______ _______ _______ _______ _______ _______

Net mortgage-backed and
  related securities       $ 2,009 100.00% $ 2,506 100.00% $ 7,268 100.00
                           ======= ======= ======= ======= ======= =======


The following table sets forth the composition of the Bank's loan portfolio by fixed and adjustable rate at the dates indicated:

                                              At June 30,
                           _______________________________________________
                                 1995            1996            1997
                           _______________ _______________ _______________
                                   Percent         Percent        Percent
                                     Of              Of              Of
                            Amount  Total   Amount  Total   Amount  Total
                           _______ _______ _______ _______ _______ _______
                                        (Dollars in Thousands)

Fixed Rate Loans:
  Mortgage Loans:
    One-to-four family     $27,635  34.06% $26,574  31.55% $30,583  32.76
    Multi-family               981   1.21      915   1.08      879    .94
    Commercial real
      estate                 7,222   8.90    7,391   8.78    8,315   8.91
    Construction and land    2,359   2.91    3,963   4.71    4,587   4.91
                           _______ _______ _______ _______ _______ _______
      Total mortgage
        loans               38,197  47.08   38,843  46.12   44,364  47.52

    Consumer                 7,391   9.11    8,585  10.19    8,600   9.21
    Commercial               1,690   2.08    1,453   1.73    1,815   1.95
                           _______ _______ _______ _______ _______ _______
    Total fixed rate
      loans                 47,278  58.27   48,881  58.04   54,779  58.68
                           _______ _______ _______ _______ _______ _______
Adjustable Rate Loans
  (ARM):
    Mortgage Loans:
      One-to-four-family    32,804  40.43   34,550  41.02   36,596  39.20
      Multi-family             303    .37      106    .13      103    .11
      Commercial real
        estate                 493    .61      430    .51      410    .44
      Construction and
        land                   257    .32      254    .30      247    .27
                           _______ _______ _______ _______ _______ _______
        Total mortgage
          loans             33,857  41.73   35,340  41.96   37,356  40.02

      Consumer                  -      -        -      -     1,019   1.09
      Commercial                -      -        -      -       196    .21
                           _______ _______ _______ _______ _______ _______
      Total adjustable
        rate loans          33,857  41.73   35,340  41.96   38,571  41.32
                           _______ _______ _______ _______ _______ _______

    Total Loans            $81,135 100.00% $84,221 100.00% $93,350 100.00
                           ======= ======= ======= ======= ======= =======
    Fixed rate mortgage-
      backed and related
      securities           $ 2,002 100.00% $ 2,498 100.00% $ 5,731  78.96

    Adjustable rate
      mortgage-backed and
      related securities       -     0.00      -     0.00    1,527  21.04
                           _______ _______ _______ _______ _______ _______

    Total mortgage-backed
      and related
      securities           $ 2,002 100.00% $ 2,498 100.00% $ 7,258 100.00%
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
                                                  At June 30,
                                           _________________________
                                             1995     1996    1997
                                           _______  _______  _______
                                                (In Thousands)

Mortgage loans (gross):
  At beginning of period                   $68,018  $72,054  $74,183
                                           _______  _______  _______

    Mortgage loans originated:
      One-to-four family                    15,561   25,617   30,523
      Multi-family and commercial real
        estate                               5,929    4,549    8,711
      Construction and land                  2,583    6,741    8,326
                                           _______  _______  _______

        Total mortgage loans originated     24,073   36,907   47,560
                                           _______  _______  _______

    Mortgage loans purchases                   171      117      -

  Less:
    Transfer of mortgage loans to
      foreclosed real estate                    43      755      -
    Principal repayments                    18,321   28,485   35,367
    Sales of one-to-four-family
      mortgage loans                         1,844    5,655    4,656
                                           _______  _______  _______

    At end of period                       $72,054  $74,183  $81,720
                                           =======  =======  =======

  Consumer and other loans (gross):
    At beginning of period                 $ 6,845  $ 9,081  $10,038
      Consumer and other loans originated    9,437    7,701   12,045
      Principal repayments                  (7,201)  (6,744) (10,453)
      Transfer to other assets                  -        -       -
                                           _______  _______  _______

    At end of period                       $ 9,081  $10,038  $11,630
                                           =======  =======  =======

  Mortgage-backed and related securities
    (gross):
      At beginning of period               $ 2,753  $ 2,002  $ 2,506
        Mortgage-backed and related
          securities purchased                 -        985    5,527
        Amortization and repayments           (751)    (481)    (765)
        Sales                                  -        -        -
                                           _______  _______  _______

      At end of period                     $ 2,002  $ 2,506  $ 7,268
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

Investment securities held by the Bank at June 30, 1996 and 1997, are described in Note B to the consolidated financial statements and included as part of Exhibit 13 to this annual report.

The Bank's primary sources of funds are deposits and repayments on loans and mortgage backed and related securities. The Bank may obtain advances from the FHLB-Dallas upon security of its capital stock of the FHLB-Dallas and certain of its mortgage loans. Since 1982, the Bank has utilized FHLB-Dallas advances once, and at June 30, 1997, the Bank had no outstanding advances from the FHLB-Dallas, or any other borrowings.

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

Reference should be made to Note I - Deposits of the consolidated financial statements included as part of Exhibit 13 to this annual report for the distribution of the Bank's deposit accounts at June 30, 1996 and 1997, and the weighted average nominal interest rates.


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

Small Business Job Protection Act

The Small Business Job Protection Act of 1996 was signed into law on
August 20, 1996.  As the result of the enactment of the Small Business
Act, all savings banks and savings associations will be able to change to a commercial bank charter, diversify their lending, or to be merged into a commercial bank without having to recapture any of their pre-1988 tax bad debt reserve accumulations. Any tax bad debt reserves accumulated above the 1987 level will be subject to recapture, regardless of whether or not a particular thrift intends to change its charter, be acquired, or diversify its activities. The recapture tax on the post-1987 tax bad debt reserves will be paid in equal amounts over six years. If a thrift originates the same principal amount of mortgage loans in 1997 or 1998 that it originates in the six years before, the payment of the recapture tax may be deferred for each year. The Bank had accumulated tax reserves of $1,600,000 as of July 1, 1988, and $2,550,000 as of June 30, 1996;
thus, resulting in tax reserves to be recaptured of $950,000. The Bank anticipates deferring any recapture tax for two years (1997 and 1998), the maximum deferment period, due to meeting the mortgage origination test.

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

Regulatory Capital Requirements

The OTS capital regulations require savings institutions to meet three capital standards: a 1.5% tangible capital standard; a 3% leverage (core capital) ratio; and an 8% risk based capital standard. Core capital is defined as common stockholder's equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interest in equity accounts of consolidated subsidiaries less intangibles other than certain qualifying supervisory intangible assets and certain purchased mortgage servicing rights. The OTS regulations also require that, in meeting the leverage ratio, tangible and risk-based capital standards, institutions must deduct investments in and loans to subsidiaries engaged in activities not permissible for a national bank. The Bank currently has no subsidiaries engaged in such activities. At June 30, 1996 and 1997, the Bank exceeded each of its capital requirements. See Supplemental Statistical Information - Capital Adequacy Data of Subsidiary Bank.

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

Liquidity Requirements

The Bank is required to maintain an average daily balance of liquid assets (cash, certain time deposits, bankers' acceptances, specified U.S. Government, state or federal agency obligations, shares of certain mutual funds and certain corporate debt securities and commercial paper) equal to a monthly average of not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement may be changed from time to time by the OTS to any amount within the range of 4% to 10% depending upon economic conditions and the savings flows of member institutions, and is currently 5%. OTS regulations also require each savings institution to maintain an average daily balance of short-term liquid assets at a specified percentage (currently 1%) of the total of its net withdrawable deposit accounts and borrowings payable in one year or less. Monetary penalties may be imposed for failure to meet these liquidity requirements. The Bank's average long-term liquidity and short-term liquidity ratios for June 30, 1997, were 22.06% and 6.20%, respectively, which exceeded the then applicable requirements. The Bank has never been subject to monetary penalties for failure to meet its liquidity requirements.

Insurance of Deposit Accounts

The FDIC charges an annual assessment for the insurance of deposits based on the risk a particular institution poses to its deposit insurance fund. The risk-related premium system (RRPS) is used to determine the deposit insurance assessment rate. Under the RRPS, each insured institution is assigned to one of three capital groups and to one of three supervisory subgroups for purposes of determining an assessment risk classification. The three capital categories based on the institution's financial condition consist of (1) well capitalized,
(2) adequately capitalized, or (3) undercapitalized. The three supervisory subgroups are (1) Subgroup A, (2) Subgroup B, and (3) Subgroup C. The subgroup assignment is based upon a variety of factors including, but not limited to, the latest supervisory examination of the institution. For the assessment period beginning January 1, 1997, the Bank has been assigned to the well capitalized and Subgroup A categories. This resulted in the Bank receiving the lowest assessment rate of .063% of deposits. However, the FDIC is authorized to raise insurance premiums. Thus, any increase in the assessment rates could have an impact on the Bank's earnings.

On September 30, 1996, the Deposit Insurance Funds Act of 1996 was enacted and called for a special assessment on SAIF-assessable deposits to capitalize the Savings Association Insurance Fund. During the fiscal year ended June 30, 1997, the Company paid the FDIC special assessment of $599,000, which was a charge to earnings of $376,000, net of taxes.

Qualified Thrift Lender Test

The Home Owners Loan Act ("HOLA"), as amended, requires savings institutions to meet a qualified thrift lender ("QTL") test. If the Association maintains an appropriate level of Qualified Thrift Investments (primarily residential mortgages and related investments, including certain mortgage-backed securities) ("QTIs") and otherwise qualifies as a QTL, it will continue to enjoy full borrowing privileges from the FHLB of Dallas. Under FDICIA, the required percentage of QTIs was decreased from 70% to 65% of portfolio assets (defined as all assets minus intangible assets, property used by the institution in conducting its business and liquid assets up to 20% of total assets). Certain assets are subject to a percentage limitation of 20% of portfolio assets. In addition, savings associations may include shares of stock of the Federal Home Loan Banks, FNMA and FHLMC as qualifying QTIs. The FDICIA also amended the method for measuring compliance with the QTL test to be on a monthly basis in nine out of every 12 months, as opposed to on a daily or weekly average of QTIs. As of June 30, 1997, the Association was in compliance with QTL requirement with 89.50% of its total assets invested in Qualified Thrift Investments.

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

As a member, the Association is required to purchase and maintain stock in the FHLB of Dallas in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year. At June 30, 1997, the Association had $801,900 in FHLB stock, which was in compliance with this requirement.

As a result of FIRREA, the FHLBs are required to provide funds for the resolution of troubled savings associations and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have adversely affected the level of FHLB dividends paid and could continue to do so in the future. For the year ended June 30, 1997, dividends paid by the FHLB of Dallas to the Association totaled $45,000.

Federal Reserve System

The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve Board regulations generally require that reserves of 3% must be maintained against aggregate transaction accounts of $44.9 million or less (subject to adjustment by the Federal Reserve Board) plus 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) against that portion of total transaction accounts in excess of $44.9 million. The first $4.4 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. The Bank is in compliance with the foregoing requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements imposed by the OTS. Because required reserves must be maintained in the form of either vault cash, a non-interest-bearing account at a Federal Reserve Bank or a pass-through account as defined by the Federal Reserve Board, the effect of this reserve requirement is to reduce the Bank's interest-earning assets. FHLB System members are also authorized to borrow from the Federal Reserve "discount window," but Federal Reserve Board regulations require institutions to exhaust all FHLB sources before borrowing from a Federal Reserve Bank.

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

Historically, for federal income tax purposes, the Association has reported its income and expenses on the accrual method of accounting and has filed consolidated federal income tax returns on this basis. The Association is subject to the rules of federal income taxation applicable to corporations. Generally, the Code requires that all corporations, including the Association, compute taxable income under the accrual method of accounting. For its taxable year ending 1997, the Association was subject to a maximum federal income tax rate of 34%.

Bad Debt Reserves. Beginning with the year ending June 30, 1997, the Association began determining its tax bad debt reserve based upon the six-year historical average method as provided in the Internal Revenue Code. Previously, the Association had used the "percentage-of-taxable-income" method. See Small Business Job Protection Act.

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

The income tax law requires the recapture of the Association's base year tax bad debt reserves in the following cases:

      1.  Certain excess distributions to shareholders;
      2.  certain redemption of shareholders, and
      3.  the liquidation of the Association.

Additionally, if the Association, or its successors, should fail to qualify as a bank, as defined by the Internal Revenue Code, it would be required to recapture its base year tax bad debt reserves. Regulations to be written will address the recapture requirements, if any, in the case of spin-offs, mergers, acquisitions, and other reorganizations.

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

Research and Development

For the years ended June 30, 1996, and 1997, the Company and the Bank had no expenditures for research and development.

Dependence on Customers

The Company and the Bank are not dependent on one or a few major customers.

Environmental Laws

Compliance with environmental laws has not had a significant impact on the financial condition of the Company or the Bank.

Number of Employees

At June 30, 1997, the Company had no employees. At June 30, 1997, the Bank had 34 employees of which 28 were full-time.



ITEM 2 - DESCRIPTION OF PROPERTY

The Bank conducts its business through its main office in Columbus and two branch offices in Columbus, Mississippi.



                        Date     Net Book Value at    Leased or
      Location        Acquired   June 30, 1997 (1)      Owned
____________________  _________  _________________  _______________
                               (Dollars in Thousands)

Main Office
1121 Main Street         1979           $729        Leased/Owned (2)
Columbus,
  Mississippi

Branch Office
420 Alabama Street       1971           $137            Owned
Columbus,
  Mississippi

Branch Office
2024 Highway 45          1987           $301            Owned
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

The Bank also owns two pieces of property in Lowndes County for the future operation of branch offices.


ITEM 3 - LEGAL MATTERS

At June 30, 1997, the only litigation the Bank is involved with consists of various legal actions arising in the normal course of its business. In the opinion of management, the resolutions of these legal actions are not expected to have a material adverse effect on the Bank's financial condition or results of operations.


ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SECURITY MATTERS

None


                                   PART II


ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

A) The Company's common stock is traded in the over-the-counter market under the NASDAQ symbol "FFBS" and is quoted on NASDAQ's National Market System.

B) The conversion from the mutual form of ownership to a stock institution was effective June 30, 1993. The offering price was $10 per share. The stock traded in a range from $19.75 to $24.50 during the fiscal year 1997.

C) Dividends of $.50 per share were declared on the common stock for the year ended June 30, 1997.

D) As described in Item 1 - Regulation, the payment of dividends are subject to approval and/or restrictions by governmental regulations.

E) At June 30, 1997, the Company had approximately 658 shareholders. The Bank is 100% owned by the Company.


ITEM 6 - SELECTED FINANCIAL DATA

The information titled "Selected Financial Data" and contained on Pages 5-6 of the Company's annual report to the shareholders for the year 1997 is incorporated herein by reference in response to this item.



                SUPPLEMENTAL STATISTICAL INFORMATION

  I.  Distribution of Assets, Liabilities, and Stockholders' Equity:
      Interest Rates and Interest Differential

      A. Average Balance Sheets (Consolidated) and Analysis of Net Interest Earnings:

                                        Year Ended June 30
                          ___________________________________________________
                                      1996                      1997
                          _________________________ _________________________
                                            Average                   Average
                          Average            Yield/ Average           Yield/
                          Balance  Interest  Cost   Balance  Interest  Cost
                          ________ ________ _______ ________ ________ _______
                                         (Dollars in Thousands)

Assets:
 Interest-earning assets:
  Mortgage loans, net (1) $ 73,238 $  6,216   8.49% $ 78,026 $  6,507   8.34%
  Other loans         (1)    9,858      858   8.70%    9,771      959   9.81%
  Mortgage-backed and
   related securities (1)    2,314      140   6.05%    4,991      309   6.19%
  Interest-bearing
   deposits           (1)    5,863      312   5.32%    5,735      310   5.41%
  Investment
   securities         (2)   26,149    1,357   5.19%   23,171    1,324   5.71%
  FHLB stock          (6)      731       45   6.16%      776       45   5.80%
                          ________ ________         ________ ________
 Total interest-
  earning assets      (6)  118,153    8,928   7.56%  122,470    9,454   7.72%

Non-interest-earning
 assets                      3,017                     4,623
                          ________                  ________
 Total Assets         (6) $121,170                  $127,093
                          ========                  ========

Liabilities and
 Retained Earnings:
  Interest-bearing
   liabilities:
    Deposits:
     Passbook accounts(1) $  6,085 $    168   2.76% $  6,192 $   175    2.83%
     Now accounts     (1)   11,381      203   1.78%   12,055     194    1.61%
     Money market
      accounts        (1)    6,407      227   3.54%    5,758     198    3.44%
     Certificate
      accounts        (1)   71,776    3,965   5.52%   76,200   4,196    5.51%
    Borrowed funds               0        0   0.00%        0       0    0.00%
                          ________ ________ _______ ________ ________ _______
    Total interest-
     bearing
     liabilities      (1)   95,649    4,563   4.77%  100,205    4,763   4.75%
  Other liabilities          1,369                     2,022
                          ________                  ________

   Total liabilities        97,018                   102,227

  Retained earnings   (6)   24,152                    24,866
                          ________                  ________

   Total liabilities
    and retained
    earnings          (6) $121,170                  $127,093
                          ========                  ========

Net interest income/
 interest rate spread (3)          $  4,365   2.79%          $  4,691    2.97%
                                   ========                  ========

Net earning assets/
 net interest margin  (4) $ 22,504            3.69% $ 22,265             3.83%
                          ========                  ========

Interest-earning
 assets to interest-
 bearing liabilities       123.53%                   122.22%


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

                                   Year Ended              Year Ended
                                  June 30, 1995           June 30, 1996
                                   Compared to             Compared to
                                   Year Ended              Year Ended
                                  June 30, 1996           June 30, 1997
                             ______________________  ______________________
                                Increase                Increase
                             (Decrease) in           (Decrease) in
                              Net Interest            Net Interest
                             Income Due to           Income Due to
                             ______________          ______________
                             Volume   Rate     Net   Volume   Rate    Net
                             ______  ______  ______  ______  ______  ______

                                             (Dollars in Thousands)
         Interest-earning
          assets:
           Mortgage loans,
            net              $  273  $   14  $  287  $  402  $ (111) $  291
           Consumer and
            other loans         176      26     202      (8)    109     101
           Mortgage-backed
            and related
            securities           (1)     14      13     166       3     169
           Interest-bearing
            deposits              9      36      45      (7)      5      (2)
           Investment
            securities          (46)     (8)    (54)   (162)    129     (33)
           FHLB stock             3       2       5       3      (3)      0
                             ______  ______  ______  ______  ______  ______
            Total               414      84     498     394     132     526
                             ______  ______  ______  ______  ______  ______

          Interest-bearing
           liabilities:
            Passbook
             accounts        $   (4) $   (7) $  (11) $    3  $    4  $    7
            Now accounts         27      38      65      11     (20)     (9)
            Money market
             accounts           (35)     38       3     (23)     (6)    (29)
            Certificate
             accounts           190     462     652     238      (7)    231
                             ______  ______  ______  ______  ______  ______
           Total                178     531     709     229     (29)    200
                             ______  ______  ______  ______  ______  ______

         Net change in
          interest income    $  236  $ (447) $ (211) $  165  $  161  $  326
                             ======  ======  ======  ======  ======  ======


 II.  Investment Portfolio and Mortgage-Backed and Related Securities

      A. The following table sets forth the carrying amount of investment securities at the dates indicated:

                                                          June 30,
                                                       1996      1997
                                                     ________  ________
                                                       (In Thousands)
          U. S. Treasury and other U. S.
           Government agencies                       $ 24,589  $ 15,586
          States and political subdivisions             2,009     2,006
          Mortgage-backed and related securities        2,506     7,268
          Marketable equity securities                  1,143     1,222
                                                     ________  ________

                                                     $ 30,247  $ 26,082
                                                     ========  ========


      B. The following table sets forth the securities of debt investment securities at June 30, 1997, and the weighted average yields of such securities:

                                             Maturing
                     _____________________________________________________
                                     After One    After Five
                         Within      But Within   But Within      After
                        One Year     Five Years   Ten Years    Ten Years
                     _____________ _____________ ____________ ____________
                     Amount  Yield Amount  Yield Amount Yield Amount Yield
                     _______ _____ _______ _____ ______ _____ ______ _____
                                         (In Thousands)
U.S. Treasury and
 other U. S. Govern-
 ment agencies       $ 3,150 5.43% $12,436 5.96% $   -    - % $   -    - %
States and political
 subdivisions          1,000 3.93%      -    - %     -    - %  1,007 4.14%
Mortgage-backed and
 related securities    1,140 5.77%   1,845 6.03%  1,784 6.79%  2,498 6.22%
                     _______ _____ _______ _____ ______ _____ ______ _____

                     $ 5,290 5.22% $14,281 5.97% $1,784 6.79% $3,505 5.62%
                     ======= ===== ======= ===== ====== ===== ====== =====

Tax equivalent adjustments have not been made in calculating yields on obligations of states and political subdivisions.


III.  Loan Portfolio

      A.  Types of Loan

          Reference is made to Note C of the consolidated financial statements.

      B. Maturities and sensitivities of loans to changes in interest rates. The following table shows the maturity of the Association's loan portfolio at June 30, 1997. Loans that have adjustable rates are shown as amortizing to final maturity rather than in the period during which the interest rates are next subject to change. The table does not include prepayments but does reflect scheduled principal amortization.

                                              (In Thousands)
                                              June 30, 1997
                                    __________________________________
                                                 Maturing
                                    __________________________________
                                     Within
                                      One      1-5     Over
                     Type             Year    Years   5 Years   Total
          ________________________  _______  _______  _______  _______

          One-to-Four Family        $ 7,116  $ 7,743  $52,339  $67,198
          Other Mortgage Loans        2,072    2,923    9,527   14,522
          Consumer and Other Loans    5,066    5,815      749   11,630
                                    _______  _______  _______  _______

                                    $14,254  $16,481  $62,615  $93,350
                                    =======  =======  =======  =======

          Loans with:
            Predetermined interest
              rates                 $12,470  $16,150  $26,159  $54,779
           Adjustable interest
              rates                   1,784      331   36,456   38,571
                                    _______  _______  _______  _______

                                    $14,254  $16,481  $62,615  $93,350
                                    =======  =======  =======  =======

      C.  Non-performing Loans:

          1. The following table sets forth information regarding non-accrual loans, loans which are 90 or more delinquent and still accruing, and foreclosed properties at the dates indicated. At June 30, 1997, there are no potential problem loans except as included in the table below.

                                                           (In Thousands)
                                                                 At
                                                          June 30  June 30
                                                          _______  _______

                                                            1996    1997
                                                          _______  _______

              Non-accrual mortgage loans                  $   455  $     0
              Non-accrual other loans                          40        0
                                                          _______  _______

              Total non-accrual loans                         495        0

              Loans 90 days or more delinquent,
                and still accruing                            675      446
                                                          _______  _______

              Total non-performing loans                    1,170      446

              Total foreclosed real estate, net of
                related allowance for losses                  558        0
                                                          _______  _______

              Total non-performing assets                 $ 1,728  $   446
                                                          =======  =======

              Troubled debt restructured                  $   864  $    39
                                                          =======  =======

              Non-performing loans to total loans           1.40%     .48%

              Total non-performing assets to total assets   1.38%     .34%

          2. There were no loan concentrations in excess of 10% of total loans at June 30, 1997.

          3.  There were no outstanding foreign loans at June 30, 1997.

          4. Loans classified for regulatory purposes or for internal credit review purposes that have not been disclosed in the above table do not represent or result from trends or uncertainties that management expects will materially impact the financial condition of the Company or its subsidiary bank, or their future operating results, liquidity, or capital resources.

          5. If all nonaccrual loans have been current throughout their terms, interest income 1997 and 1996 would have been increased/(decreased) by approximately $6 and $0, respectively.

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

          7. At June 30, 1997, management was not aware of any potential problem loans not previously disclosed.

      D.  Other interest-bearing assets:

          There were no other interest-bearing non-performing assets at June 30, 1997.


 IV.  Summary of Loan Loss Experience

      A.  Allowance for Loan Losses:

          The allowance for loan losses is established through a provision for loan losses based on management's periodic evaluation of the adequacy of the allowance for loan losses. Such evaluation, which includes a review of all loans on which full collectibility may not be reasonably assured, considers among other matters known and inherent risk in the portfolio, prevailing market conditions, management's judgment as to collectibility, the estimated net realizable value of the underlying collateral, historical loan loss experience and other factors that warrant recognition in providing for an adequate loan loss allowance.

                                                               For the
                                                             Year Ended
                                                               June 30
                                                           ______________
                                                            1996    1997
                                                           ______  ______

                                                           (In Thousands)

          Balance at beginning of period                   $  705  $  666
          Provision (benefits) for loan losses                  0       0
          Charge-offs:
            Mortgage loans                                      0      46
            Other loans                                        44      51
          Recoveries:
            Mortgage loans                                      3       3
            Other loans                                         2       4
                                                           ______  ______

           Balance at end of period                        $  666  $  576
                                                           ======  ======

          Ratio of net charge-offs during the period
            to average loans outstanding during the
            period                                          0.50%   0.11%

          Ratio of allowance for loan losses to non-
            performing loans at the end of the period      56.92% 129.15%

          Ratio of allowance for loan losses to net
            loans receivable at the end of the period       0.80%   0.62%

          Ratio of allowance for loan losses and fore-
            closed real estate to total non-performing
            assets at the end of the period                39.21% 129.15%


      B.  Allocation of the Allowance for Loan Losses

                                       At June 30, 1996   At June 30, 1997
                                       ----------------   ----------------
                                               Percent            Percent
                                                  Of                 Of
                                               Loans to           Loans to
                                                Total              Total
                                       Amount   Loans     Amount   Loans
                                       ______  ________   ______  ________

          At end of period allocated
            to:
              One-to-four family       $  413    74.49%   $  305    71.99%
              Commercial real estate
                and multi-family          180    11.09%      197    10.38%
              Construction and land         0     3.22%        0     5.18%
              Consumer and other
                loans                     112    11.20%       74    12.45%
                                       ______  ________   ______  ________

              Total allowance          $  705   100.00%   $  576   100.00%
                                       ======  ========   ======  ========

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

                                          At June 30,
                     ________________________________________________________
                                1995                         1996
                     ___________________________  ___________________________
                                        Weighted                     Weighted
                              Percent   Average            Percent   Average
                              Of Total  Nominal            Of Total  Nominal
                     Amount   Deposits    Rate    Amount   Deposits    Rate
                     _______  ________  ________  _______  ________  _______
                                      (Dollars in thousands)
Transaction
 accounts:
  Interest-bearing
   checking
   accounts          $ 8,256     8.92%    2.33%   $10,383    10.47%    2.26%
  Money market
   accounts            6,325     6.83%    3.58%     6,057     6.11%    3.46%
  Non-interest-
   bearing checking
   accounts            2,641     2.85%    0.00%     2,851     2.88%    0.00%
                     _______  ________  ________  _______  ________  _______

Total transaction
 accounts             17,222    18.60%    2.87%    19,291    19.46%    2.30%
Regular passbook
 accounts              5,951     6.43%    2.78%     6,330     6.38%    2.76%
                     _______  ________  ________  _______  ________  _______
Total transaction
 and passbook
 accounts             23,173    25.03%    2.85%    25,621    25.84%    2.42%
                     _______  ________  ________  _______  ________  _______
Certificate
 accounts:
  One-year
   certificates
   and under          40,811    44.08%    5.13%    45,931    46.33%    5.21%
  Over one-year
   thru three-year
   certificates       22,788    24.62%    5.53%    22,512    22.70%    5.80%
  Greater than
   three-year
   certificates        5,804     6.27%    6.17%     5,084     5.13%    6.00%
                     _______  ________  ________  _______  ________  _______
    Total
     certificate
     accounts         69,403    74.97%    5.35%    73,527    74.16%    5.44%
                     _______  ________  ________  _______  ________  _______

Total Deposits       $92,576   100.00%    4.64%   $99,148   100.00%    4.66%
                     =======  ========  ========  =======  ========  =======

                                                        At June 30,
                                               _____________________________
                                                            1997
                                               _____________________________
                                                                    Weighted
                                                          Percent   Average
                                                          Of Total  Nominal
                                                 Amount   Deposits    Rate
                                               _________  ________  _______
                                                   (Dollars in thousands)
Transaction
 accounts:
  Interest-bearing
   checking
   accounts                                     $  9,350     9.00%    2.07%
  Money market
   accounts                                        5,626     5.42%    3.57%
  Non-interest-
   bearing checking
   accounts                                        3,557     3.43%    0.00%
                                                ________  ________  _______

Total transaction
 accounts                                         18,533    17.85%    2.13%
Regular passbook
 accounts                                          6,186     5.96%    2.84%
                                                ________  ________  _______
Total transaction
 and passbook
 accounts                                         24,719    23.81%    2.31%
                                                ________  ________  _______
Certificate
 accounts:
  One-year
   certificates
   and under                                      44,204    42.58%    5.45%
  Over one-year
   thru three-year
   certificates                                   29,132    28.07%    5.81%
  Greater than
   three-year
   certificates                                    5,743     5.54%    6.29%
                                                ________  ________  _______
    Total
     certificate
     accounts                                     79,079    76.19%    5.64%
                                                ________  ________  _______

   Total Deposits                               $103,798   100.00%    4.85%
                                                ========  ========  =======

      B.  Other categories

          None

      C.  Foreign deposits

          None

      D. Time certificates of deposit of $100,000 or more and maturities at June 30, 1997:

                                                    3        6
                                           3     Through  Through   Over
                                        Months      6       12       12
                                Total   Or Less  Months   Months   Months
                               _______  _______  _______  _______  _______
                                              (In Thousands)
            Time certificates
             of deposit of
             $100,000 or more  $17,086  $ 3,659  $ 3,893  $ 5,837  $ 3,697
                               =======  =======  =======  =======  =======

      E.  Foreign office time deposits of $100,000 or more:

            Not applicable.


 VI.  Return on Equity and Assets

      The following financial ratios are presented for analytical purposes:

                                                               June 30,
                                                           ________________
                                                             1996     1997
                                                           _______  _______

        Return on assets (net income divided by total
          average assets)                                    1.37%    1.16%

        Return on equity (net income divided by average
          equity)                                            6.89%    5.95%

        Dividend payout ratio (dividends per share
          divided by net income per share)                 133.03%   51.55%

        Equity to asset ratio (average equity divided
          by average total assets)                          19.93%   19.57%


 VII. Short-Term Borrowings

      The Company had no short-term borrowings in excess of 30% of stock-holder's equity for each of the periods reported.


VIII. Capital Adequacy Data of Subsidiary Bank:


                                        At June 30, 1997
                      ____________________________________________________

                           Tangible           Core            Risk-Based
                           Capital           Capital           Capital
                      ________________  ________________  ________________
                      Amount   Percent  Amount   Percent  Amount   Percent
                      _______  _______  _______  _______  _______  _______

       First Federal  $20,548   16.20%  $20,548   16.20%  $21,114   29.90%
       OTS Require-
         ment           1,904    1.50%    3,808    3.00%    5,655    8.00%
                      _______  _______  _______  _______  _______  _______

       Excess         $18,644   14.70%  $16,740   13.20%  $15,459   21.90%
                      =======  =======  =======  =======  =======  =======


      The OTS capital regulations require savings institutions to meet three capital standards: a 1.5% tangible capital standard; a 3% leverage (core capital) ratio; and an 8% risk-based capital standard. Core capital is defined as common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interest in equity accounts of consolidated subsidiaries less intangibles other than certain qualifying supervisory intangible assets and certain purchased mortgage servicing rights. The OTS regulations also require that, in meeting the leverage ratio, tangible and risk-based capital standards institutions must deduct investments in and loans to subsidiaries engaged in activities not permissible for a national bank. The Bank currently has no subsidiaries engaged in such activities. At June 30, 1996 and 1997, the Bank exceeded each of its capital requirements.


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

      Over the years the Bank has taken steps to reduce or control its gap by emphasizing adjustable-rate loans, originating conforming fixed-rate loans for sale, and maintaining investments with shorter terms to maturity. At June 30, 1997, total interest-bearing liabilities maturing or repricing within one year exceeded total interest-earning assets maturing or repricing in the same time period by $11.3 million representing a negative cumulative one-year gap ratio of (8.61%). Thus, during periods of rising interest rates, it is expected that the cost of the Bank's interest-bearing liabilities would rise more quickly than the yield on its interest-earning assets, which would adversely affect net interest income. In periods of falling interest rates, the opposite effect on net interest income is expected. In periods of substantial interest rate declines, the Bank could experience increased prepayments of its mortgage loans which may result in the reinvestment of such proceeds at market rates which are lower than current rates. During 1996 the market dictated that adjustable rate mortgages carry a longer initial time period before the loan can reprice; thus, resulting in assets repricing much slower than in earlier years. However, during 1997 the market dictated that adjustable rate mortgages carry a shorter initial time period before the loan can reprice, which resulted in these assets repricing faster than the year before, thus decreasing the 1 year interest sensitivity gap.

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

      The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at June 30, 1997, which are anticipated by the Bank, based upon certain assumptions, to reprice or mature in each of the future time periods shown. Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the contractual terms of the assets or liability. Loans that have adjustable interest rates are shown as being due in the period during which the interest rates are next subject to change.

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

                                          Annual Decay Rate
                            _______________________________________________

                             Less                                    More
                             Than     1 to      3 to       5 to      Than
                            1 Year   3 Years   5 Years   10 Years  10 Years
                           ________  ________  ________  ________  ________

      Regular Passbook       17.00%    17.00%    16.00%    14.00%    14.00%
      NOW and Other
        Checking             37.00%    32.00%    17.00%    17.00%    17.00%
      Money Market           79.00%    31.00%    31.00%    31.00%    31.00%

      The above prepayment and decay rates are those national assumptions published by the OTS as of December 31, 1992. The assumptions used at the dates indicated, although standardized, may not be indicative of actual prepayments and withdrawals experienced by the Bank.

      Certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as ARM loans, have features which restrict changes in interest rates on a short-term basis and over the life of the asset. Further, in the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in calculating the table. Finally, the ability of many borrowers to service their debt may decrease in the event of an interest rate increase.

                                      At June 30, 1997
                  _______________________________________________________
                             More Than  More Than
                    Within   1 Year to  5 Years To  More Than
                    1 Year    5 Years    10 Years   10 Years     Total
                  _________  _________  __________  _________  _________
                                      (In Thousands)

Interest-earning
 assets:
  Mortgage loans  $  40,716  $  16,478  $    9,965  $  14,561  $  81,720
  Other loans         5,267      5,816         295        252     11,630
  Interest-
   bearing
   deposits           5,059          0           0          0      5,059
  Mortgage-backed
   and related
   securities         2,691      1,845       1,784        948      7,268
  Investment
   securities         5,371     12,436           0      1,007     18,814
  FHLB stock              0          0           0        802        802
                  _________  _________  __________  _________  _________
Total interest-
 earning assets      59,104     36,575      12,044     17,570    125,293
                  _________  _________  __________  _________  _________
Less:
 Unearned
  discount and
  deferred fees         (12)        (2)          0          0        (14)
                  _________  _________  __________  _________  _________
Net interest-
 earning assets      59,092     36,573      12,044     17,570    125,279
                  _________  _________  __________  _________  _________
Interest-bearing
 liabilities:
  Passbook
   accounts           1,052      2,638       1,321      1,175      6,186
  NOW accounts        3,460      4,014       1,137        739      9,350
  Money market
   accounts           4,445        913         226         42      5,626
  Certificate
   accounts          61,395     17,683           1          0     79,079
                  _________  _________  __________  _________  _________
 Total interest-
  bearing
  liabilities        70,352     25,248       2,685      1,956    100,241
                  _________  _________  __________  _________  _________
Interest
 sensitivity gap  $ (11,260) $  11,325  $    9,359  $  15,614  $  25,038
                  =========  =========  ==========  =========  =========

Cumulative
 interest
 sensitivity gap  $ (11,260) $      65  $    9,424  $  25,038
                  =========  =========  ==========  =========

Cumulative
 interest
 sensitivity gap
 as a percentage
 of total assets     (8.61%)      .05%       7.21%     19.15%

Cumulative net
 interest-earning
 assets as a
 percentage of
 cumulative
 interest-
 sensitive
 liabilities         83.99%    100.07%     109.59%    124.98%


ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS

The information contained on Pages 2 - 6 of the Company's 1997 annual report to shareholders is incorporated herein by reference in response to this item and included in this report as Exhibit 13.c.


ITEM 8 - FINANCIAL STATEMENTS

The consolidated financial statements of the Company, together with the report of T. E. Lott & Company, independent accountants, are set forth on Pages 7 - 37 of the Company's 1997 annual report to shareholders which is incorporated herein by reference and included in this report as
Exhibit 13.d.


ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

For the year ended June 30, 1997, the Company and its subsidiary bank had no changes in or disagreements with its accountants concerning accounting and financial disclosures.



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



                                   PART IV


ITEM 14 - EXHIBITS AND REPORTS ON FORM 8-K

A)  Documents filed as part of this report:

    1. The consolidated financial statements of FFBS Bancorp, Inc., as of June 30, 1996 and 1997, together with the report of T. E. Lott & Company, independent certified public accountants, dated July 18, 1997, appearing on Pages 7 - 37 of the 1997 Company's annual report, together with the "Five Year Summary of Operations" on Pages 5 - 6 of the annual report to shareholders are attached as Exhibit 13.d. to this Form 10KSB Annual Report.

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

          14. Earnings per share - Reference is made to Note R of the consolidated financial statement which is incorporated herein by reference.

       15. - 21. None.

          22.    Subsidiaries of Company (IV-2).

       23. - 26. None.

          27.    Financial Data Schedule.

       28. - 29. None.

B) No reports on Form 8-K were filed during the quarter ended June 30, 1997.




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