Form 10QSB
period 1997-09-30
FFBS BANCORP INC
filed 1997-11-12
CIK 899678

SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                   FORM 10QSB
(Mark One)
[X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE
     SECURITIES EXCHANGE ACT OF 1934.  FOR THE QUARTERLY PERIOD
     ENDED:
                              SEPTEMBER 30, 1997

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

     1,572,244, shares of common stock, $.01 par value 9/30/97

     Transitional Small Business Disclosure Format (check one):

                            YES          NO  x



                            FFBS BANCORP, INC.

                              AND SUBSIDIARY

                  CONSOLIDATED STATEMENTS OF OPERATIONS

                              (unaudited)



                                            Three Months Ended
                                                September 30
                                             1997          1996
                                         ___________   ___________
INTEREST INCOME
  Interest and fees on loans             $ 2,031,456   $ 1,821,804
  Interest on mortgage-backed and
    related securities                       145,588        38,093
  Interest on investment securities          290,559       383,143
  FHLB stock dividends                        12,168        11,231
  Interest on deposits due from banks         47,847        58,023
                                         ___________   ___________
                                           2,527,618     2,312,294
INTEREST EXPENSE
  Interest on deposits                     1,294,986     1,147,530
  Interest on advances                        49,193
                                         ___________   ___________
                                           1,344,179     1,147,530
                                         ___________   ___________
Net interest income                        1,183,439     1,164,764

Provision of losses on loans                       0             0
                                         ___________   ___________
Net interest income after provision        1,183,439     1,164,764
  for losses on loans


NON-INTEREST INCOME
  Loan fees and service charges               70,662        53,860
  NOW account fees                            72,267        78,523
  Other                                       25,997        28,208
                                         ___________   ___________
                                             168,926       160,591
NON-INTEREST EXPENSE
  Compensation and benefits                  362,420       345,906
  Occupancy                                   27,336        27,644
  Furniture and equipment                     18,785        18,632
  Deposit insurance premium                   16,078       654,846
  Loss on foreclosed real estate                   0           121
  Data processing                             42,626        36,507
  Other                                      154,734       141,711
                                         ___________   ___________
                                             621,979     1,225,367

Income before income taxes and
  cumulative effect of accounting
  change                                     730,386        99,988

Income tax expense
  Current                                    253,115       (23,212)
  Deferred income tax                         26,000        18,000
                                         ___________   ___________

Net Income                               $   451,271   $   105,200
                                         ===========   ===========
Earnings per common share                $      0.30   $      0.07






                         FFBS BANCORP, INC.

                           AND SUBSIDIARY

          CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                            (unaudited)



ASSETS                                      SEPTEMBER 30      JUNE 30
                                                1997            1997
                                            ____________   ____________

Cash                                        $  2,617,310   $  3,347,511
Interest-bearing deposits due from banks       4,385,605      5,058,945
Federal funds sold                                     0              0
                                            ____________   ____________
  Total cash and cash equivalents              7,002,915      8,406,456

Other interest-bearing deposits due from
  banks                                                0              0
Investment securities (approximate market
  value of $18,900,096 at Sept. 30, 1997
  and $18,758,223 at June 30, 1997)           18,929,226     18,814,395
Mortgage-backed and related securities
  (approximate market value of $10,006,960
  at Sept. 30, 1997 and $7,256,822 at
  June 30, 1997)                               9,981,460      7,267,626
Federal Home Loan Bank stock, at cost            814,000        801,900
Loans receivable, net                         95,249,944     92,760,267
Foreclosed real estate                                 0              0
Properties and equipment                       1,450,716      1,354,677
Accrued interest receivable                    1,200,645      1,064,535
Other assets                                     322,872        292,445
                                            ____________   ____________

Total Assets                                $134,951,778   $130,762,301
                                            ============   ============

LIABILITIES AND RETAINED EARNINGS

Liabilities:
  Deposits                                  $105,740,351   $103,798,255
  Advances from borrowers for taxes and
    insurance                                    365,157        277,749
  Accrued interest payable on deposits           919,146        763,339
  Accrued expenses and other liabilities         778,070        781,370
  Advances/Borrowings from Federal Home
    Loan Bank                                  4,605,000              0
                                            ____________   ____________

     Total Liabilities                       112,407,724    105,620,713

Commitments and contingencies

Stockholders' equity
  Cummulative preferred stock, $.01
    par value, 500,000 shares authorized;
    shares issued and outstanding - none
  Common stock, $.01 par value, 2,000,000
    shares authorized; 1,574,639 and
    1,565,595 shares issued and outstanding
    at Sept. 30, 1997 and June 30, 1997,
    respectively.                                 15,746         15,656
  Additional paid in capital                  15,362,435     15,371,923
  Retained earnings                            8,026,284     10,692,318
  Unrealized loss on available-for-sale
    securities                                   (45,658)         4,789
  Loan receivable from ESOP                     (761,760)      (761,760)
  Treasury Stock at cost (2,395 shares)          (52,993)      (181,338)
                                            ____________   ____________
    Total stockholders' equity                22,544,054     25,141,588
                                            ____________   ____________

Total liabilities and retained earnings     $134,951,778   $130,762,301
                                            ============   ============



                           FFBS BANCORP, INC.

                             AND SUBSIDIARY

                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                              (unaudited)



                                               Three Months Ended
                                                   September 30,
                                                1997           1996
                                            ____________   ____________
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                $    451,271   $    105,200
  Adjustments to reconcile net
    earnings to net cash:
      Depreciation of properties and
        equipment                                 21,361          9,856
      Accretion of discount on loans              (3,236)        (1,800)
      Accretion of discount on mortgage-
        backed securities                         (2,118)          (113)
      Accretion of discount on investments        (2,241)        (3,397)

      Amortization of premium on
        investments                                2,724          5,543
      Amortization of premium on mortgage-
        backed securities                          6,830          1,126
      Deferred income taxes (benefit)             26,000         18,000
      FHLB stock dividends                       (12,100)       (11,200)
      Provision for losses on loans                    0              0
      Sale of loans                            1,481,000      1,416,000
      Loans originated for sale               (1,481,000)    (1,416,000)
      (Increase) decrease in accrued
        interest receivable                     (136,110)        47,487
      (Increase) decrease in other assets        (30,426)        63,880
      Increase (decrease) in accrued
        interest payable on deposits             155,807         65,955
      Increase (decrease) in accrued
        expenses and other liabilities           (49,693)       241,846
      Provision for losses on foreclosed
        real estate                                    0         10,452
                                            ____________   ____________
    Net cash provided by operating
      activities                                 428,069        552,835


CASH FLOWS FROM INVESTING ACTIVITIES
  (Increase) decrease in other interest-
    bearing deposits due from banks                    0              0
  Loan originations                          (13,771,000)   (12,761,000)
  Purchase of investment securities           (2,779,116)    (3,011,141)
  Sale of equipment                               11,993              0
  Purchase of mortgage-backed and related
    securities                                (3,261,903)             0
  Principal repayment of loans                11,284,559     11,203,275
  Principal repayments of mortgage-backed
    and related securities                       527,103        106,239
  Proceeds from calls and maturities of
    investment securities                      2,650,000      4,000,000
  Purchase of loans                                    0              0
  Sale of foreclosed real estate                       0        554,515
  Foreclosure of real estate                           0              0
  Purchase of properties and equipment          (129,392)          (691)
                                            ____________   ____________
  Net cash used investing activities          (5,467,756)        91,197


CASH FLOWS FROM FINANCING ACTIVITIES
  Borrowings from FHLB                         4,673,000              0
  Repayments of borrowings from FHLB             (68,000)             0
  Increase (decrease) in deposits              1,942,096        121,164
  Increase (decrease) in advances from
    borrowers for taxes and insurance             87,408         59,021
  Purchase of company stock                      (52,993)      (115,776)
  Dividends declared                                   0              0
  Dividends paid                              (3,117,305)             0
  Exercise of stock options                      171,940         39,670
  Dividends unallocated on RRP stock                   0        (36,324)
                                            ____________   ____________
  Net cash provided by (used in)
    financing activities                       3,636,146         67,755
                                            ____________   ____________
Net increase (decrease) in cash and
  cash equivalents                            (1,403,541)       711,787

Cash and cash equivalents at beginning
  of period                                    8,406,456      7,561,222
                                            ____________   ____________

Cash and cash equivalents at end of period  $  7,002,915   $  8,273,009
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

(2) Earnings Per Share

     Earnings per share for the three months ended September 30, 1997 have been computed on the basis of the weighted average number of common shares outstanding (1,496,505) and common stock equivalent shares (33,656) outstanding. Common stock equivalent shares arise from stock option plans and a recognition and retention stock plan.



                              FFBS BANCORP, INC.

              SUMMARY OF CONSOLIDATED FINANCIAL INFORMATION

                                  UNAUDITED


                                               At and for the
                                             Three Months Ended
                                       Sept. 30, 1997  Sept. 30, 1996
                                        _____________   _____________


Select Consolidated Financial
  Condition Data:
     Total Assets                        $134,951,778   $125,727,117
     Loans receivable, net                 95,249,944     85,077,227
     Deposits                             105,740,351     99,269,272
     Stockholders' equity                  22,544,054     24,631,108

Selected Consolidated Operations
  Data:
     Net interest income                    1,183,439      1,164,764
     Provision for loan losses                      0              0
     Non-interest income                      168,926        160,591
     Non-interest expense                     621,979      1,225,367
     Net income                               451,271        105,200


Per Share Data:
  Book value at end of period                  $15.07         $16.62
  Earnings per common and common
    equivalent share                             0.30           0.07
  Cash dividends declared                        2.00           0.00


Other Data:
  Yield on average earning assets                7.93%          7.73%
  Cost of funds                                  4.89%          4.66%
  Interest rate spread                           3.04%          3.07%
  Net interest margin (1)                        3.77%          3.94%
  Annualized return on average assets            1.45%          0.34%
  Annualized return on average equity            8.35%          1.70%
  Stockholder's equity as a percentage
    of total assets                             16.70%         19.62%
  Non-performing assets as a percentage
    of total assets (2)                          0.55%          0.60%
  Net interest income as  percentage of
    general and administrative expenses        190.27%         95.05%




(1) Net interest income divided by average interest earning assets.


(2) Non-performing assets consist of non-accruing loans, accruing loans delinquent 90 days or more, and foreclosed real estate.



                          FFBS BANCORP, INC.

                       FINANCIAL DATA SCHEDULE


                                  At or For Three     At or For The
                                    Months Ended       Year Ended
                                   Sept. 30, 1997     June 30, 1997
                                   _____________      _____________

Cash                               $   2,617,310      $   3,347,511
Interest-bearing deposits due
  from banks                           4,385,605          5,058,945

Federal funds sold                             0                  0
Trading account assets                         0                  0
Investments amd mortgage-backed
  securities held for sale             6,390,721          1,221,505
Investments and mortgage-backed
  securities held to maturity -
  carrying value                      22,519,965         24,860,516
Investments and mortgage-backed
  securities held to maturity -
  market value                        22,516,335         24,793,540
Loans                                 95,249,944         93,336,267
Allowance for losses                     567,000            576,000
Total assets                         134,951,778        130,762,301
Deposits                             105,740,351        103,798,255
Short-term borrowings                  3,255,000                  0
Other liabilities                      2,062,373          1,822,458
Long-term debt                         1,350,000                  0
Preferred stock - mandatory
  redemption                                   0                  0
Preferred stock - no mandatory
  redemption                                   0                  0
Common stock                              15,746             15,656
Other stockholders' equity            22,528,308         25,125,932
Net yield - interest-earning
  assets - actual                           3.77%              3.93%
Loans on nonaccrual                            0                  0
Accruing loans past due 90 days
  or more                                739,000            446,000
Troubled debt restructuring               39,000             39,000
Potential problem loans                        0                  0
Allowance for loan loss -
  beginning of period                    576,000            666,000
Total charge-offs                          9,000             97,000
Total recoveries                               0              7,000
Allowance for loan loss - end
  of period                              567,000            576,000
Loan loss allowance allocated to
  domestic loans                         567,000            576,000
Loan loss allowance allocated to
  foreign loans                                0                  0
Loan loss allowance - unallocated              0                  0



Non-performing Assets

1. The following table sets forth information regarding non-accrual loans, loans which are 90 or more days delinquent and still accruing, and foreclosed properties at the date indicated. At September 30, 1997, there are no other potential problem loans except as included in the table below.

                                          (In Thousands)
                                                 At
                                       Sept. 30      June 30
                                         1997          1997
                                      _________     _________

Non-accrual mortgage loans                    0             0
Non-accrual other loans                       0             0

                                      _________     _________
Total non-accrual loans                       0             0

Loans 90 days or more delinquent
 and still accruing                         739           446
                                      _________     _________

Total non-performing loans                  739           446

Total foreclosed real estate, net
 of related allowance for losses              0             0
                                      _________     _________

Total non-performing assets                 739           446
                                      =========     =========

Troubled debt restructured                   39            39
                                      =========     =========

Non-performing loans to total loans        0.55%         0.48%

Total non-performing assets to total
 assets                                    0.55%         0.34%


2. There were no loan concentrations in excess of 10% of total loans at September 30, 1997.

3. There were no outstanding foreign loans at September 30, 1997.

4. Loans classified for regulatory purposes or for internal credit review that have not been disclosed in the above table do not represent or result from trends or uncertainties that management expects will materially impact the financial condition of the Company or its subsidary bank, or the future operating results, liquidity, or capital resources.

5. If all nonaccrual loans have been current throughout their terms, interest income for the nine months ended September 30, 1997 and June 30, 1997 would be increased (decreased) by approximately $0 and $0 respectively.

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

7. At September 30, 1997, management was not aware of any potential problem loans not previously disclosed.


Allowance for Loan Losses

        The allowance for loan losses is established through a provision for loan losses based on management's periodic evaluation of the adequacy of the allowance for loan losses. Such evaluation, which includes a review of all loans on which full collectibility may not be reasonably assured, considers, among other matters, known and inherent risks in the portfolio, prevailing market conditions, management's judgement as to collectibility, the estimated net realizable value of the underlying collateral, historical loan loss experience and other factors that warrant recognition in providing for an adequate loan loss allowance.

                                       (In Thousands)
                               For the Three        For the
                               Months Ended        Year Ended
                                 Sept. 30           June 30
                                   1997               1997
                                 _________         _________

Balance at beginning of period   $     576         $     666
Provision for loan losses                0                 0
Charge-offs:
 Mortgage loans                          0                 0
 Other loans                             9                97
Recoveries:
 Mortgage loans                          0                 0
 Other loans                             0                 7
                                 _________         _________

Balance at end of period         $     567         $     576
                                 =========         =========
Ratio of net charge-offs
 during the period to average
 loans outstanding during the   (Annualized)
 period                              0.00%             0.11%

Ratio of allowance for loan
 losses to non-performing
 loans at end of period             76.73%           129.15%

Ratio of allowance for loan
 losses to net loans
 receivable at the end of
 the period                          0.60%             0.62%

Ratio of allowance for loan
 losses and foreclosed real
 estate to total
 non-performing assets at
 end of the period                  76.73%           129.15%





                               FFBS BANCORP, INC.
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

     The following discussion reviews the financial condition of FFBS Bancorp, Inc. and its wholly owned subsidiary First Federal Bank for Savings as of September 30, 1997, and the results of operations for the three month period ending September 30, 1997.

Comparison of Changes in Financial Condition at September 30, 1997 and at June 30, 1997

     At September 30, 1997, total assets were $135.0 million, an increase of $4.2 million, from June 30, 1997. Mortgage-backed and related securities increase $2.7 million, or 37.3%, to $10.0 million during the three month period. Loans receivable increased $2.5 million, or 2.68%, to $95.2 million at September 30, 1997. These increases were funded by an increase in deposits and Federal Home loan Bank advances. Deposits grew to $105.7 million at September 30, 1997, an increase of $1.9 million, or 1.9%. Advances from the Federal Home Loan Bank increased and totalled $4.6 million at September 30, 1997. Stockholder's equity decreased $2.6 million from June 30, 1997 due to the payment of a special dividend of $3.1 million during the quarter. Stockholder s equity totalled $22.5 million at September 30, 1997 and amounted to 16.7% of assets.

Liquidity and Capital Resources

     Positive cash flows of $428,000 were provided by the Company's operating activities for the three months ended September 30, 1997, primarily as a result of net income.

     Investing activities of the Company provided negative cash flows of $5.5 million for the three months ended September 30, 1997, resulting from an increase in loan originations over loan repayments of $2.5 million and the purchase of $3.3 million in mortgage-backed and related securities.

     Financing activities provided positive cash flows of $3.6 million for the three months ended September 30, 1997, due to an increase in deposits of $1.9 million and advances from the Federal Home Loan Bank of $4.7 million. Offsetting the increase in deposits and advances were $3.1 million in dividends.

     The Company is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required minimum liquidity ratio is currently 5.0%. At September 30, 1997, the Bank's liquidity ratio was 19.61%.

     The OTS capital regulations require savings institutions to meet three capital standards: a 1.5% tangible capital standard; a 3% leverage (core capital) ratio; and an 8% risk-based capital standard. Although the core capital ratio is 3%, the OTS regulations provide that an institution with less than 4% core capital is deemed to be "undercapitalized".

     At September 30, 1997, the Bank's capital position exceeded minimum regulatory capital requirements as indicated by the following table (dollars in thousands):
                                                           Risk-based
                   Tangible Capital     Core Capital         Capital
                   ________________   ________________   ________________
                   Amount   Percent   Amount   Percent   Amount   Percent
                   _______  _______   _______  _______   _______  _______


First Federal      $18,489   14.04%   $18,489   14.04%   $19,039   26.11%
OTS Requirement      1,975    1.5%      3,950    3.0%      5,832    8.0%
                   _______  _______   _______  _______   _______  _______

Excess             $16,514   12.54%   $14,539   11.04%   $13,207   18.11%
                   =======  =======   =======  =======   =======  =======


Comparison of Operating Results for the
Three Months Ended September 30, 1997 and 1996

General.  Net income of the Company for the three months ended
September 30, 1997 was $451,000 compared to $105,000, or $.07 per share, for the three months ended September 30, 1996. The increase of $346,000 in net income is primarily attributable to the Federal Deposit Insurance Corporation's one-time special assessment during the first quarter of last year which decreased net income $376,000, net of taxes.

Interest Income.  Interest income increased $215,000, or 9.3%, to
$2.5 million for the three months ended September 30, 1997 due to an increase of $8.2 million in average-earning assets and an increase in yield on average-earning assets to 7.93% from 7.73% for the three months ended September 30, 1996.

Interest Expense. Interest expense increased $197,000, or 17.1%, to $1.3 million for the three months ended September 30, 1997 due to an increase of $11.2 million in average deposits and Federal Home Loan Bank advances and an increase in cost to 4.89% from 4.66% for the three months ended September 30, 1996.

Net Interest Income.  Net interest income increased $19,000, to
$1.2 million for the three months ended September 30, 1997. The net interest margin was 3.77% for the three months ended September 30, 1997, which was a decrease from 3.93% for the three months ended September 30, 1996.

Provision for Loan Losses. The Bank's reserve for loan losses was considered sufficient to absorb potential losses; therefore, no provisions for loan losses was taken for either of the three months periods.

Non-interest Income. Non-interest income increased $8,000, or 5.2%, to $169,000 for the three months ended September 30, 1997. Loan fees and service charges have increased due to increased originations. Loan originations for the quarter ended September 30, 1997 were $15.2 million compared to $14.2 million for the quarter ended September 30, 1996.

Non-interest Expense. Non-interest expense decreased $603,000, or 49.2%, to $622,000 for the three months ended September 30, 1997. The decrease is due to the FDIC special assessment of $599,000 which occurred during the three month period ending September 30, 1996. Compensation and benefits increased $17,000 due to annual raises. The deposit insurance premium is decreased $599,000 due to the special assessment and $40,000 due to decreased regular premiums. Other operating expenses show an increase due primarily to expenses associated with converting to check imaging.

Income Tax Expense. Income tax expense amounted to $279,000 for the three months ended September 30, 1997 compared to a tax benefit of $5,000 for the three months ended September 30, 1996. During the prior year, tax savings of $223,000 were recorded in accordance with the FDIC special assessment.



                          PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.
          N/A

Item 2.   Changes in Securities.
          Stock options on 17,194 shares were exercised during the three months ended September 30, 1997, with an exercise price of $10.00 per share.

Item 3.   Defaults Upon Senior Securities.
          N/A

Item 4.   Submission of Matters to a Vote of Security Holders.
          A.  Annual Meeting - October 15, 1997

          B. FFBS Bancorp, Inc. solicited proxies for the meeting pursuant to Regulation 14A under the Exchange Act.
               There was no solicitation in opposition to the management's nominees as listed in the proxy statement, and all such nominees were elected.

          C. The matters voted on at the annual meeting and the cast for, against or withheld, as well as the number of abstentions and broker non-votes as to each matter were as follows:

               Resolution I.

               The election of Directors
                of all nominees listed below.
                                                    Vote
                                          For     Withheld
                                        _______   ________
                 Mr. Evans              100.00%     0.00%
                 Mr. Caldwell           100.00%     0.00%

               Resolution II.

               Ratification of the appointment
                 of T. E. Lott & Company, as independent
                 auditors for fiscal year ended June 30, 1997.

                                For     Against   Abstain
                             _______    _______   _______
                              99.75%     0.00%     .248%

Item 5.   Other Information
          N/A

Item 6.   Exhibits
          N/A


                                   SIGNATURES

     Pursuant to the requirement of the Security Exchange Act of 1934, the registrant has duly caused this report to the signed on its behalf by the undersigned thereunto duly authorized.


                                        FFBS BANCORP, INC.


Date: November 3, 1997                  By:  E. FRANK GRIFFIN, III
                                             E. Frank Griffin, III
                                             Chief Executive Officer
                                             and President



                                        By:  SHERRY L. BOYD
                                             Sherry L. Boyd
                                             Chief Financial Officer