Form 10QSB
period 1997-12-31
FFBS BANCORP INC
filed 1998-02-12
CIK 899678

SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                   FORM 10QSB
(Mark One)
[X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE
     ACT OF 1934.  FOR THE QUARTERLY PERIOD ENDED:
                               DECEMBER 31, 1997

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

           1,572,639, shares of common stock, $.01 par value 12/31/97

     Transitional Small Business Disclosure Format (check one):


                         YES ______      NO  X




                           FFBS BANCORP, INC.

                            AND SUBSIDIARY

                  CONSOLIDATED STATMENTS OF OPERATIONS

                                (unaudited)



                           Three Months Ended        Six Months Ended
                               December 31              December 31
                             1997       1996          1997         1996
                          __________  __________   __________  __________

INTEREST INCOME
  Interest and fees on
    loans                 $2,049,974  $1,835,036   $4,081,430  $3,656,840
  Interest on mortgage-
    backed and related
    securities               152,462      53,646      298,049      91,739
  Interest on investment
    securities               278,541     372,522      569,100     755,665
  FHLB stock dividends        12,310      11,320       24,478      22,551
  Interest on deposits
    due from banks            70,126      83,294      117,973     141,317
                          __________  __________   __________  __________
                           2,563,413   2,355,818    5,091,030   4,668,112

INTEREST EXPENSE
  Interest on deposits     1,326,504   1,176,591    2,621,490   2,324,121
  Interest on FHLB
    Advances                  68,727           0      117,920           0
                          __________  __________   __________  __________
                           1,395,231   1,176,591    2,739,410   2,324,121
                          __________  __________   __________  __________

Net interest income        1,168,182   1,179,227    2,351,620   2,343,991


Provision of losses on
  loans                        5,000           0        5,000           0
                          __________  __________   __________  __________

Net interest income
  after provision          1,163,182   1,179,227    2,346,620   2,343,991
  for losses on loans

NON-INTEREST INCOME
  Loan fees and service
    charges                   49,033      61,244      119,694     115,104
  NOW account fees            78,668      75,244      150,935     153,767
  Other                       26,836      24,430       52,833      52,638
                          __________  __________   __________  __________
                             154,537     160,918      323,462     321,509

NON-INTEREST EXPENSE
  Compensation and
    benefits                 383,975     344,821      746,395     690,727
  Occupancy                   26,277      33,738       53,612      61,382
  Furniture and equip-
    ment                      17,603      17,259       36,388      35,891
  Deposit insurance
    premium                   16,263      44,302       32,340     699,148
  Loss on foreclosed
    real estate                  310          25          310         146
  Data processing             37,372      36,099       79,998      72,606
  Other                      169,782     168,226      324,516     309,937
                          __________  __________   __________  __________
                             651,582     644,470    1,273,559   1,869,837

Income before income
  taxes and cumulative
  effect of accounting
  change                     666,137     695,675    1,396,523     795,663

Income tax expense
  Current                    248,668     198,200      501,783     174,988
  Deferred income tax          3,000      23,000       29,000      41,000
                          __________  __________   __________  __________

Net Income                $  414,469  $  474,475   $  865,740  $  579,675
                          ==========  ==========   ==========  ==========
Basic Earnings per
  common share            $     0.28  $     0.31   $     0.58  $     0.38
Diluted Earnings per
  common share            $     0.27  $     0.31   $     0.56  $     0.38










                            FFBS BANCORP, INC.

                              AND SUBSIDIARY

               CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                (unaudited)



ASSETS                                       DECEMBER 31     JUNE 30
                                                 1997          1997
                                             ____________   ___________

Cash                                         $  2,176,656   $ 3,347,511
Interest-bearing deposits due from banks        4,474,216     5,058,945
Federal funds sold                                      0             0
                                             ____________   ___________

Total cash and cash equivalents                 6,650,872     8,406,456

Other interest-bearing deposits due
  from banks                                            0             0
Investment securities (approximate market
  value of $16,977,950 at Dec. 31, 1997
  and $18,758,223 at June 30, 1997)            16,992,329    18,814,395
Mortgage-backed and related securities
  (approximate market value of $13,342,152
  at Dec. 31, 1997 and $7,256,822 at
  June 30, 1997)                               13,316,180     7,267,626
Federal Home Loan Bank stock, at cost             826,300       801,900
Loans receivable, net                          97,474,811    92,760,267
Foreclosed real estate                            118,966             0

Properties and equipment                        1,578,444     1,354,677
Accrued interest receivable                     1,102,255     1,064,535
Other assets                                      295,504       292,445
                                             ____________   ___________


Total Assets                                 $138,355,661   $130,762,301
                                             ============   ============

LIABILITIES AND RETAINED EARNINGS

Liabilities:
  Deposits                                   $107,812,086   $103,798,255
  Advances from borrowers for taxes and
    insurance                                     110,780        277,749
  Accrued interest payable on deposits            496,745        763,339
  Accrued expenses and other liabilities          965,561        781,370
  Advances/Borrowings from Federal Home
    Loan Bank                                   6,570,000              0
                                             ____________   ____________
  Total Liabilities                           115,955,172    105,620,713

Commitments and contingencies

Stockholders' equity
  Cummulative preferred stock, $.01 par
    value, 500,000 shares authorized;
    shares issued and outstanding - none
  Common stock, $.01 par value, 2,000,000
    shares authorized; 1,574,639 and
    1,565,595 shares issued and outstanding
    at Dec. 31, 1997 and June 30, 1997,
    respectively.                                  15,746         15,656
  Additional paid in capital                   15,462,273     15,371,923
  Retained earnings                             7,947,256     10,692,318
  Unrealized gain <loss> on available-for-
    sale securities                                 5,078          4,789
  Loan receivable from ESOP                      (761,760)      (761,760)
  Treasury Stock at cost (12,076 shares)         (268,104)      (181,338)
                                             ____________   ____________
  Total stockholders' equity                   22,400,489     25,141,588
                                             ____________   ____________

Total liabilities and retained earnings      $138,355,661   $130,762,301
                                             ============   ============




                               FFBS BANCORP, INC.

                                AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (unaudited)

                                                    Six Months Ended
                                                       December 31
                                                  1997           1996
                                              ____________   ____________

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                  $    865,740   $    579,674
  Adjustments to reconcile net earnings
    to net cash:
      Depreciation of properties and
        equipment                                   42,331         45,488
      Accretion of discount on loans                (7,074)        (6,461)
      Accretion of discount on mortgage-
        backed securities                           (4,006)          (466)
      Accretion of discount on investments          (6,337)       (13,043)
      Amortization of premium on investments         5,069         10,256

      Amortization of premium on mortgage-
        backed securities                           16,963          2,143
      Deferred income taxes <benefit>               29,000         41,000
      FHLB stock dividends                         (24,400)       (22,500)
      Provision for losses on loans                  5,000              0
      Sale of loans                              3,238,000      2,923,000
      Loans originated for sale                 (3,238,000)    (2,923,000)
      <Increase> decrease in accrued
        interest receivable                        (37,720)        52,487
      <Increase> decrease in other assets           (3,059)       113,244
      Increase <decrease> in accrued
        interest payable on deposits              (266,594)      (314,902)
      Increase <decrease> in accrued
        expenses and other liabilities             155,191         28,504
      Provision for losses on foreclosed
        real estate                                      0              0
                                             _____________   ____________

    Net cash provided by operating
      activities                                   770,104        515,424


CASH FLOWS FROM INVESTING ACTIVITIES
  <Increase> decrease in other interest-
    bearing deposits due from banks                      0              0
  Loan originations                            (26,508,000)   (24,945,000)
  Purchase of investment securities             (4,808,772)    (6,528,078)
  Sale of equipment                                 11,993              0
  Purchase of mortgage-backed and related
    securities                                  (8,139,859)    (3,657,749)
  Principal repayment of loans                  21,795,530     21,835,697
  Principal repayments of mortgage-backed
    and related securities                       2,060,408        213,054
  Proceeds from calls and maturities of
    investment securities                        6,650,000     10,500,000
  Purchase of loans                                      0              0
  Sale of foreclosed real estate                         0        554,515
  Foreclosure of real estate                      (118,966)             0
  Purchase of properties and equipment            (278,091)       (14,483)
                                             _____________   ____________

  Net cash used investing activities            (9,335,757)    (2,042,044)

CASH FLOWS FROM FINANCING ACTIVITIES
  Borrowings from FHLB                           6,791,000              0
  Repayments of borrowings from FHLB              (221,000)             0
  Increase <decrease> in deposits                4,013,831      2,314,752
  Increase <decrease> in advances from
    borrowers for taxes and insurance             (166,969)      (179,338)
  Purchase of company stock                       (268,104)      (222,829)
  Dividends declared                            (3,510,918)      (391,899)
  Dividends paid                                         0              0
  Exercise of stock options                        171,940         39,670
  Adjustment to unrealized loss on
    available-for-sale securities                      289          2,333
                                             _____________   ____________

  Net cash provided by <used in>
    financing activities                         6,810,069      1,562,689
                                             _____________   ____________
Net increase <decrease> in cash and cash
  equivalents                                   (1,755,584)        36,069

Cash and cash equivalents at beginning of
  period                                         8,406,456      7,561,222
                                             _____________   ____________

Cash and cash equivalents at end of period   $   6,650,872   $  7,597,291
                                             =============   ============




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

(2) Earnings Per Share

     Basic earnings per share for the six months ended December 31, 1997 have been computed on the basis of the weighted average number of common shares outstanding (1,492,986).

     Diluted earnings per share have been computed on the basis of the weighted average number of common shares outstanding (1,492,986) and common stock equivalent shares (41,231) outstanding. Common stock equivalent shares arise from stock option plans and a recognition and retention stock plan




                             FFBS BANCORP, INC.

              SUMMARY OF CONSOLIDATED FINANCIAL INFORMATION

                                 (unaudited)



                          At and for the               At and for the
                        Three Months Ended            Six Months Ended
                    December 31,  December 31,  December 31,  December 31,
                        1997          1996           1997          1996
                    ____________  ____________  ____________  ____________

Select
 Consolidated
 Financial
 Condition Data:
  Total Assets      $138,355,661  $127,125,322  $138,355,661  $127,125,322
  Loans receivable,
   net                97,474,811    86,643,915    97,474,811    86,643,915
  Deposits           107,812,086   101,462,860   107,812,086   101,462,860
  Borrowings           6,570,000             0     6,570,000             0
  Stockholders'
   equity             22,400,489    24,645,284    22,400,489    24,645,284

Selected
 Consolidated
 Operations Data:
  Net interest
    income             1,168,182     1,179,227     2,351,620     2,343,991
  Provision for
   loan losses             5,000             0         5,000             0
  Non-interest
   income                154,537       160,918       323,462       321,509
  Non-interest
   expense               651,582       644,470     1,273,559     1,869,837
  Net income             414,469       474,475       865,740       579,675

Per Share Data:
 Book value at
  end of period     $      15.06  $     $16.68   $     15.06  $      16.68
 Diluted earnings
  per common and
  common equivalent
  share                     0.27          0.31          0.56          0.38
 Cash dividends
  declared                  0.25          0.25          2.25          0.25

Other Data:
 Yield on average
  earning assets           7.86%         7.79%         7.87%         7.74%
 Cost of funds             5.04%         4.73%         4.94%         4.71%
 Interest rate
  spread                   2.82%         3.06%         2.93%         3.03%
 Net interest
  margin (1)               3.61%         3.96%         3.71%         3.97%
 Annualized return
  on average assets        1.21%         1.50%         1.28%         0.92%
 Annualized return
  on average equity        7.35%         7.67%         7.56%         4.69%
 Stockholder's
  equity as a
  percentage of
  total assets            16.19%        19.39%        16.19%        19.39%
 Non-performing
  assets as a
  percentage of
  total assets (2)        0.003%         1.00%        0.003%         1.00%
 Net interest
  income as a
  percentage of
  general and
  administrative
  expenses               179.28%       182.98%       184.65%       125.36%



(1) Net interest income divided by average interest earning assets.


(2) Non-performing assets consist of non-accruing loans, accruing loans delinquent 90 days or more, and foreclosed real estate.





                                 FFBS BANCORP, INC.

                              FINANCIAL DATA SCHEDULE



                                           At or For Six   At or For The
                                            Months Ended    Year Ended
                                           Dec. 31, 1997   June 30, 1997
                                           _____________   _____________

Cash                                       $   2,176,656   $   3,347,511
Interest-bearing deposits due from banks       4,474,216       5,058,945
Federal funds sold                                     0               0
Trading account assets                                 0               0
Investments and mortgage-backed securities
 held for sale                                 8,666,209       1,221,505

Investments and mortgage-backed securities
 held to maturity - carrying value            21,642,300      24,860,516
Investments and mortgage-backed securities
 held to maturity - market value              21,653,894      24,793,540
Loans                                         98,022,811      93,336,267
Allowance for losses                             548,000         576,000
Total assets                                 138,355,661     130,762,301
Deposits                                     107,812,086     103,798,255
Short-term borrowings                          5,220,000               0
Long-term borrowings                           1,350,000               0
Other liabilities                              1,573,086       1,822,458
Preferred stock - mandatory redemption                 0               0
Preferred stock - no mandatory redemption              0               0
Common stock                                      15,746          15,656
Other stockholders' equity                    22,384,743      25,125,932
Net yield - interest-earning assets -
 actual                                            3.71%           3.93%
Loans on nonaccrual                                    0               0
Accruing loans past due 90 days or more          583,000         446,000
Troubled debt restructuring                      156,000          39,000
Potential problem loans                                0               0
Allowance for loan loss - beginning of
 period                                          550,000         666,000
Provision for loan losses                          5,000               0
Total charge-offs                                  8,000          97,000
Total recoveries                                   1,000           7,000
Allowance for loan loss - end of period          548,000         576,000
Loan loss allowance allocated to domestic
 loans                                           548,000         576,000
Loan loss allowance allocated to foreign
 loans                                                 0               0
Loan loss allowance - unallocated                      0               0



Non-performing Assets

1. The following table sets forth information regarding non-accrual loans, loans which are 90 or more days delinquent and still accruing, and foreclosed properties at the date indicated. At December 31, 1997, there are no other potential problem loans except as included in the table below.

                                                    (In Thousands)
                                                           At
                                                   Dec. 31   June 30
                                                     1997      1997
                                                   _______   _______

Non-accrual mortgage loans                               0         0
Non-accrual other loans                                  0         0
                                                   _______   _______

Total non-accrual loans                                  0         0

Loans 90 days or more delinquent
 and still accruing                                    583       446
                                                   _______   _______

Total non-performing loans                             583       446

Total foreclosed real estate, net of
 related allowance for losses                          117         0
                                                   _______   _______

Total non-performing assets                            700       446
                                                   =======   =======

Troubled debt restructured                             156        39
                                                   =======   =======

Non-performing loans to total loans                  0.59%     0.48%

Total non-performing assets to total assets          0.51%     0.34%

2. There were no loan concentrations in excess of 10% of total loans at December 31, 1997.

3. There were no outstanding foreign loans at December 31, 1997.

4. Loans classified for regulatory purposes or for internal credit review that have not been disclosed in the above table do not represent or result from trends or uncertainties that management expects will materially impact the financial condition of the Company or its subsidary bank, or the future operating results, liquidity, or capital resources.

5. If all nonaccrual loans have been current throughout their terms, interest income for the nine months ended December 31, 1997 and June 30, 1997 would be increased (decreased) by approximately $0 and $0 respectively.

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

7. At December 31, 1997, management was not aware of any potential problem loans not previously disclosed.


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

                                               (In Thousands)
                                          For the Six        For the
                                         Months Ended       Year Ended
                                            Dec. 31           June 30
                                              1997             1997
                                         ____________       ___________

Balance at beginning of period           $        550       $       666
Provision for loan losses                           5                 0
Charge-offs:
 Mortgage loans                                     0                 0
 Other loans                                        8                97
Recoveries:
 Mortgage loans                                     0                 0
 Other loans                                        1                 7
                                         ------------       -----------

Balance at end of period                 $        548       $       576
                                         ============       ===========

Ratio of net charge-offs during the
 period to average loans outstanding      Annualized)
 during the period                             0.008%             0.11%

Ratio of allowance for loan losses
 to non-performing loans at end of
 period                                        94.00%           129.15%

Ratio of allowance for loan losses
 to net loans receivable at the end
 of the period                                  0.56%             0.62%

Ratio of allowance for loan losses and
 foreclosed real estate to total
 non-performing assets at end of the
 period                                        78.29%           129.15%







                               FFBS BANCORP, INC.
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

     The following discussion reviews the financial condition of FFBS Bancorp, Inc. and its wholly owned subsidiary First Federal Bank for Savings as of December 31, 1997, and the results of operations for the six month period ending December 31, 1997 and for the three month period ending December 31, 1997.

Comparison of Changes in Financial Condition at December 31, 1997 and at June 30, 1997

     At December 31, 1997, total assets were $138.4 million, an increase of $7.6 million, or 5.81% from June 30, 1997. Total cash and cash equivalents decreased $1.8 million, or 20.9%, to $6.7 million at December 31, 1997. Investment securities also decreased $1.8 million, or 9.68%, to $17.0 million at December 31, 1997. Cash and proceeds from maturities or calls of investment securities were invested in mortgage-backed and related securities and loans. Mortgage-backed and related securities were $13.3 million at December 31, 1997, an increase of $6.0 million, or 83.23%. Loans receivable continued to show strong gains to total $97.5 million at December 31, 1997, an increase of $4.7 million, or 5.08%. Deposits grew $4.0 million, or 3.87%, to $107.8 million at December 31, 1997. Advances from the Federal Home Loan
Bank grew to $6.6 million at December 31, 1997, as the Bank leverages more investments. Stockholder's equity on December 31, 1997, of $22.4 million remained strong at 16.19% of assets. Dividend payments of $3.5 million decreased stockholder's equity as did the purchase of $268,000 of treasury stock.

Liquidity and Capital Resources

     Positive cash flows of $770,000 were provided by the Company's operating activities for the six months ended December 31, 1997, primarily as a result of net income.

     Investing activities of the Company provided negative cash flows of $9.3 million for the six months ended December 31, 1997, resulting from an increase in loan originations over loan repayments of $4.7 million and an increase in purchases over repayments of mortgage-backed and related securities of $6.1 million. Positive cash flows were provided by proceeds from calls and maturities of investment securities over purchases of investment securities of $1.8 million.

     Financing activities provided positive cash flows of $6.8 million for the six months ended December 31, 1997, due to an increase in deposits of $4.0 million and advances from the Federal Home Loan Bank of $6.6 million. Offsetting the increase in deposits and advances were $3.5 million in dividends.

     The Company is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required minimum liquidity ratio is currently 5.0%. At December 31, 1997, the Bank's liquidity ratio was 24.24%.

     The OTS capital regulations require savings institutions to meet three capital standards: a 1.5% tangible capital standard; a 3% leverage (core capital) ratio; and an 8% risk-based capital standard. Although the core capital ratio is 3%, the OTS regulations provide that an institution with less than 4% core capital is deemed to be "undercapitalized".

     At December 31, 1997, the Bank's capital position exceeded minimum regulatory capital requirements as indicated by the following table (dollars in thousands):

                                                         Risk-based
                  Tangible Capital     Core Capital       Capital
                  ________________   ________________  ________________
                  Amount   Percent   Amount   Percent  Amount   Percent
                  _______  _______   _______  _______  _______  _______

First Federal     $18,857   13.90%   $18,857   13.90%  $19,405   25.87%
OTS Requirement     2,034     1.5%     4,069     3.0%    6,000     8.0%
                  _______  _______   _______  _______  _______  _______

Excess            $16,823   12.40%   $14,788   10.90%  $13,405   17.87%
                  =======  =======   =======  =======  =======  =======


Comparison of Operating Results for the
Three Months Ended December 31, 1997 and 1996

General. Net income of the Company for the three months ended December 31, 1997 was $414,000 compared to $474,000 for the three months ended December 31, 1996, which is a decrease of $60,000, or 12.65%, due primarily to increased compensation and benefits and increased taxes.

Interest Income. Interest income increased $208,000, or 8.8%, to $2.6 million for the three months ended December 31, 1997 due to an increase of $8.8 million in average-earning assets and an increase in yield on average-earning assets to 7.86% from 7.79% for the three months ended December 31, 1996.

Interest Expense. Interest expense increased $216,000, or 18.32%, to $1.4 million for the three months ended December 31, 1997 due to an increase of $6.7 million in average deposits and $5.2 million in average Federal Home Loan Bank advances. Also contributing to the increase in interest expense was an increase in cost of funds from 4.73% for the three months ended December 31, 1996 to 5.04% for the three months ended December 31, 1997.

Net Interest Income. Net interest income decreased $11,000, or .93%, to $1.2 million for the three months ended December 31, 1997. The net interest margin was 3.61% for the three months ended December 31, 1997, which was a decrease from 3.96% for the three months ended December 31, 1996.

Provision for Loan Losses. The Bank increased its provision to the reserve for loan losses $5,000 during the three months ended December 31, 1997. No provision for loan losses was taken for the three months ended December 31 1996, because the Bank's reserve for loan losses was considered sufficient to absorb potential losses.

Non-interest Income. Non-interest income decreased $6,000, or 3.9%, to $155,000 for the three months ended December 31, 1997.

Non-interest Expense. Non-interest expense increased $7,000, or 1.1%, to $652,000 for the three months ended December 31, 1997. Compensation and benefits increased $39,000, or 11.35%, to $384,000 for the three months ended December 31, 1997 due to added employees and more employees participating in benefit plans. Deposit insurance decreased $28,000, or 63.3%, to $16,000 for the three months ended December 31, 1997 due to decreased premium rates.

Income Tax Expense. Income tax expense amounted to $252,000 for the three months ended December 31, 1997 compared to $221,000 for the three months ended December 31, 1996. The prior years taxes were at a reduced rate due to the taxable deduction of certain benefit plan provisions.



Comparison of Operating Results for the
Six Months Ended December 31, 1997 and 1996

General. Net income of the Company for the six months ended December 31, 1997 was $866,000 compared to $580,000 for the six months ended
December 31, 1996, which is an increase of $286,000, or 49.3%. Net income was decreased $376,000, net of taxes, during the prior year due to the FDIC one-time special assessment paid on all "Savings Association Insurance Fund" deposits.

Interest Income. Interest income increased $423,000, or 9.06%, to $5.1 million for the six months ended December 31, 1997 due to an increase of $8.5 million in average-earning assets and an increase in yield on average-earning assets to 7.87% from 7.74% for the six months ended December 31, 1996.

Interest Expense. Interest expense increased $395,000, or 16.87%, to $2.7 million for the six months ended December 31, 1997 due to an increase in average deposits of $6.7 million and an increase in average advances of $5.7 million coupled with an increase in cost of funds to 4.94% for the six months ended December 31, 1997 from 4.71% for the six months ended December 31, 1996.

Net Interest Income. Net interest income increased $8,000, or .33%, to $2.4 million for the six months ended December 31, 1997. The net interest margin dropped from 3.97% for the six months ended December 31, 1996 to 3.71% for the six months ended December 31, 1997; however, average-earning assets grew $8.5 million in comparing the six month periods.

Provision for Loan Losses. The Bank's increased its provision to the reserve for loan losses $5,000 during the six months ended December 31, 1997. No provision for loan losses was taken for the six months ended December 31 1996, because the Bank s reserve for loan losses was considered sufficient to absorb potential losses.

Non-interest Income. Non-interest income increased $2,000, or .6%, to $323,000 for the six months ended December 31, 1997.

Non-interest Expense. Non-interest expense decreased $596,000, or 31.88%, to $1.3 million for the six months ended December 31, 1997. The decrease is primarily due to the FDIC one-time special assessment of $599,000 charged against the prior year s earnings. Compensation and benefits increased $56,000, or 8.06%, to $746,000 for the six months ended
December 31, 1997 due to added employees, increased participation in benefit plans, and salary increases. Other expenses increased $15,000, or 4.70%, due to more advertising and expenses associated with promotion of checking accounts.

Income Tax Expense. Income tax expense amounted to $531,000 for the six months ended December 31, 1997 compared to $216,000 for the six months ended December 31, 1996. The prior year tax savings of $223,000 were recorded in accordance with the FDIC special assessment coupled with the prior year s taxes being reduced due to the taxable deduction of certain benefit plan provisions.


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

                                   FFBS BANCORP, INC.


Date:  January 30, 1998            By:  E. FRANK GRIFFIN, III

                                   E. Frank Griffin, III
                                   Chief Executive Officer
                                   and President



                                   By:  SHERRY L. BOYD

                                   Sherry L. Boyd
                                   Chief Financial Officer