Form 10QSB/A
period 1997-12-31
FFBS BANCORP INC
filed 1998-02-23
CIK 899678

FFBS BANCORP, INC.

                              FINANCIAL DATA SCHEDULE



                                           At or For Six   At or For The
                                            Months Ended    Year Ended
                                           Dec. 31, 1997   June 30, 1997
                                           _____________   _____________

Cash                                       $   2,176,656   $   3,347,511
Interest-bearing deposits due from banks       4,474,216       5,058,945
Federal funds sold                                     0               0
Trading account assets                                 0               0
Investments and mortgage-backed securities
 held for sale                                 8,666,209       1,221,505

Investments and mortgage-backed securities
 held to maturity - carrying value            21,642,300      24,860,516
Investments and mortgage-backed securities
 held to maturity - market value              21,653,894      24,793,540
Loans                                         98,022,811      93,336,267
Allowance for losses                             548,000         576,000
Total assets                                 138,355,661     130,762,301
Deposits                                     107,812,086     103,798,255
Short-term borrowings                          5,220,000               0
Long-term borrowings                           1,350,000               0
Other liabilities                              1,573,086       1,822,458
Preferred stock - mandatory redemption                 0               0
Preferred stock - no mandatory redemption              0               0
Common stock                                      15,746          15,656
Other stockholders' equity                    22,384,743      25,125,932
Net yield - interest-earning assets -
 actual                                            3.71%           3.93%
Loans on nonaccrual                                    0               0
Accruing loans past due 90 days or more          583,000         446,000
Troubled debt restructuring                      156,000          39,000
Potential problem loans                                0               0

Allowance for loan loss - beginning of
 period                                          567,000         666,000

Provision for loan losses                          5,000               0

Total charge-offs                                 25,000          97,000

Total recoveries                                   1,000           7,000
Allowance for loan loss - end of period          548,000         576,000
Loan loss allowance allocated to domestic
 loans                                           548,000         576,000
Loan loss allowance allocated to foreign
 loans                                                 0               0
Loan loss allowance - unallocated                      0               0





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

                                               (In Thousands)
                                          For the Six        For the
                                         Months Ended       Year Ended
                                            Dec. 31           June 30
                                              1997             1997
                                         ____________       ___________


Balance at beginning of period           $        567       $       666

Provision for loan losses                           5                 0
Charge-offs:
 Mortgage loans                                     0                 0

 Other loans                                       25                97

Recoveries:
 Mortgage loans                                     0                 0
 Other loans                                        1                 7
                                         ------------       -----------

Balance at end of period                 $        548       $       576
                                         ============       ===========