Form 10QSB
period 1998-03-31
FFBS BANCORP INC
filed 1998-05-13
CIK 899678

SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549

                                FORM 10QSB
(Mark One)
[X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES
     EXCHANGE ACT OF 1934. FOR THE QUARTERLY PERIOD ENDED:
                              MARCH 31, 1998

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
     EXCHANGE ACT OF 1934. FOR THE TRANSITION PERIOD FROM ________ TO _____________ FOR QUARTER ENDED

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

        1,575,735, shares of common stock, $.01 par value 03/31/98

     Transitional Small Business Disclosure Format (check one):

                            YES          NO  x



                            FFBS BANCORP, INC.

                             AND SUBSIDIARY

                  CONSOLIDATED STATMENTS OF OPERATIONS

                              (unaudited)


                           Three Months Ended        Nine Months Ended
                                 March 31                 March 31
                             1998       1997          1998         1997
                          __________  __________   __________  __________
INTEREST INCOME
  Interest and fees on
    loans                 $2,076,117  $1,862,691   $6,157,548  $5,519,531
  Interest on mortgage-
    backed and related
    securities               207,882     104,396      505,931     196,135
  Interest on investment
    securities               234,461     350,991      767,573   1,106,656
  FHLB stock dividends        12,225      11,102       36,703      33,653
  Interest on deposits
    due from banks            95,398      21,672      249,360     162,989
                          __________  __________   __________  __________
                           2,626,083   2,350,852    7,717,115   7,018,964

INTEREST EXPENSE
  Interest on deposits     1,347,515   1,195,482    3,969,005   3,519,603
  Interest on FHLB
    Advances                  93,642           0      211,562           0
                          __________  __________   __________  __________
                           1,441,157   1,195,482    4,180,567   3,519,603
                          __________  __________   __________  __________

Net interest income        1,184,926   1,155,370    3,536,548   3,499,361

Provision of losses on
  loans                            0           0        5,000           0
                          __________  __________   __________  __________

Net interest income
  after provision          1,184,926   1,155,370    3,531,548   3,499,361
  for losses on loans

NON-INTEREST INCOME

  Loan fees and service
    charges                   62,372      66,628      179,940     181,732
  NOW account fees            70,120      76,435      221,055     230,202
  Other                       34,826      27,175       89,786      79,813
                          __________  __________   __________  __________
                             167,318     170,238      490,781     491,747

NON-INTEREST EXPENSE
  Compensation and
    benefits                 391,484     351,664    1,137,879   1,042,391
  Occupancy                   27,258      29,071       80,871      90,453
  Furniture and
    equipment                 25,681      13,737       62,069      49,628
  Deposit insurance
    premium                   16,550      16,015       48,891     715,163
  Loss on foreclosed
    real estate               34,456         151       34,766         297
  Data processing             44,099      38,650      124,097     111,256
  Other                      146,672     118,973      479,002     428,910
                          __________  __________   __________  __________
                             686,200     568,261    1,967,575   2,438,098

Income before income
  taxes and cumulative
  effect of accounting
  change                     666,044     757,347    2,054,754   1,553,010

Income tax expense:
  Current                    233,300     204,500      727,270     379,488
  Deferred income tax          3,000      33,500       32,000      74,500
                          __________  __________   __________  __________

Net Income                $  429,744  $  519,347   $1,295,484  $1,099,022
                          ==========  ==========   ==========  ==========

Basic Earnings per
  common share                 $0.29       $0.34        $0.87       $0.72
Diluted Earnings per
  common share                 $0.29       $0.34        $0.85       $0.72




                            FFBS BANCORP, INC.

                             AND SUBSIDIARY

             CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                               (unaudited)


                                                MARCH 31      JUNE 30
ASSETS                                            1998          1997
                                              ____________  ____________


Cash                                          $  3,681,597  $  3,347,511
Interest-bearing deposits due from banks        11,639,950     5,058,945
Federal funds sold                                       0             0
                                              ____________  ____________

  Total cash and cash equivalents               15,321,547     8,406,456

Other interest-bearing deposits due from
  banks                                                  0             0
Investment securities (approximate market
  value of $15,995,419 at March 31, 1998
  and $18,758,223 at June 30, 1997)             16,001,407    18,814,395
Mortgage-backed and related securities
  (approximate market value of $15,956,951
  at March 31, 1998 and $7,256,822 at
  June 30, 1997)                                15,918,300     7,267,626
Federal Home Loan Bank stock, at cost              838,500       801,900
Loans receivable, net                           98,371,245    92,760,267
Foreclosed real estate                                   0             0
Properties and equipment                         1,866,375     1,354,677
Accrued interest receivable                      1,159,830     1,064,535
Other assets                                       144,278       292,445
                                              ____________  ____________

Total Assets                                  $149,621,482  $130,762,301
                                              ============  ============
LIABILITIES AND RETAINED EARNINGS

Liabilities:

  Deposits                                    $111,987,465  $103,798,255
  Advances from borrowers for taxes and
    insurance                                      206,044       277,749
  Accrued interest payable on deposits             636,130       763,339
  Accrued expenses and other liabilities           598,154       781,370
  Advances/Borrowings from Federal Home
    Loan Bank                                   13,402,000             0
                                              ____________  ____________

  Total Liabilities                            126,829,793   105,620,713

Commitments and contingencies

Stockholders' equity:
  Cummulative preferred stock, $.01 par
    value, 500,000 shares authorized;
    shares issued and outstanding - none
  Common stock, $.01 par value, 2,000,000
    shares authorized; 1,575,735 and
    1,565,595 shares issued and outstanding
    at March 31, 1998 and June 30, 1997,
    respectively.                                  15,757         15,656
  Additional paid in capital                   15,226,040     15,371,923
  Retained earnings                             8,479,858     10,692,318
  Unrealized gain <loss> on available-for-
    sale securities                               (20,503)         4,789
  Loan receivable from ESOP                      (761,760)      (761,760)
  Treasury Stock at cost (100 shares)              (2,228)      (181,338)
  Unearned Compensation                          (145,475)             0
                                              ____________  ____________

     Total stockholders' equity                 22,791,689    25,141,588
                                              ____________  ____________

Total liabilities and retained earnings       $149,621,482  $130,762,301
                                              ============  ============



                            FFBS BANCORP, INC.

                             AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                               (unaudited)

                                                    Nine Months Ended
                                                       March 31
                                                  1998           1997
                                              ____________   ____________

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                  $  1,295,484   $  1,099,022
  Adjustments to reconcile net
  earnings to net cash:
    Depreciation of properties and equipment        69,252         65,080
    Accretion of discount on loans                  (9,955)        (9,801)
    Accretion of discount on mortgage-backed
      securities                                    (5,861)        (2,319)
    Accretion of discount on investments            (8,592)       (16,061)
    Amortization of premium on investments           8,223         11,541
    Amortization of premium on mortgage-
      backed securities                             30,353          5,373
    Deferred income taxes <benefit>                 32,000         74,500
    FHLB stock dividends                           (36,600)       (33,600)
    Provision for losses on loans                    5,000              0
    Sale of loans                                5,610,000      3,682,000
    Loans originated for sale                   (5,610,000)    (3,682,000)
    <Increase> decrease in accrued interest
      receivable                                   (95,295)        34,634
    <Increase> decrease in other assets            148,167         83,581
    Increase <decrease> in accrued
      interest payable on deposits                (127,209)      (195,190)
    Increase <decrease> in accrued expenses
      and other liabilities                       (215,216)      (273,923)
    Provision for losses on foreclosed real
      estate                                        34,766              0
                                              ____________   ____________

Net cash provided by operating activities        1,124,517        842,837


CASH FLOWS FROM INVESTING ACTIVITIES
  <Increase> decrease in other interest-
    bearing deposits due from banks                      0              0
  Loan originations                            (41,728,000)   (41,500,000)
  Purchase of investment securities             (7,829,231)    (6,545,977)
  Sale of equipment                                 29,993              0
  Purchase of mortgage-backed and related
    securities                                 (11,358,101)    (5,526,547)
  Principal repayment of loans                  36,121,977     35,441,978
  Principal repayments of mortgage-backed
    and related securities                       2,635,486        468,150
  Proceeds from calls and maturities of
    investment securities                       10,650,000     14,500,000

  Purchase of loans                                      0              0
  Sale of foreclosed real estate                    85,000        554,515
  Foreclosure of real estate                      (119,766)             0
  Purchase of properties and equipment            (610,943)       (81,961)
                                              ____________   ____________

  Net cash used investing activities           (12,123,585)    (2,689,842)


CASH FLOWS FROM FINANCING ACTIVITIES
  Borrowings from FHLB                          13,791,000              0
  Repayments of borrowings from FHLB              (389,000)             0
  Increase <decrease> in deposits                8,189,210      3,578,963
  Increase <decrease> in advances from
    borrowers for taxes and insurance              (71,705)       (81,832)
  Purchase of company stock                       (270,332)      (404,179)
  Dividends declared                            (3,507,944)      (391,399)
  Dividends paid                                         0              0
  Exercise of stock options                        303,660         39,670
  Adjustment to unrealized loss on
    available-for-sale securities                   14,745          2,333
  Unearned Compensation                           (145,475)             0
                                              ____________   ____________

  Net cash provided by <used in>
    financing activities                        17,914,159      2,743,556
                                              ____________   ____________

Net increase <decrease> in cash and
  cash equivalents                               6,915,091        896,551

Cash and cash equivalents at beginning
  of period                                      8,406,456      7,561,222
                                              ____________   ____________

Cash and cash equivalents at end of period    $ 15,321,547   $  8,457,773
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

(2) Earnings Per Share

     Basic earnings per share for the nine months ended March 31, 1998 have been computed on the basis of the weighted average number of common shares outstanding (1,490,803).

     Diluted earnings per share have been computed on the basis of the weighted average number of common shares outstanding (1,490,803) and common stock equivalent shares (36,251) outstanding. Common stock equivalent shares arise from stock option plans and a recognition and retention stock plan



                            FFBS BANCORP, INC.

             SUMMARY OF CONSOLIDATED FINANCIAL INFORMATION

                               (Unaudited)


                          At and for the               At and for the
                        Three Months Ended            Nine Months Ended
                      March 31,     March 31,     March 31,     March 31,
                        1998          1997          1998          1997
                    ____________  ____________  ____________  ____________
Select
 Consolidated
 Financial
 Condition Data:
  Total Assets      $149,621,482  $128,686,323  $149,621,482  $128,686,323
  Loans receivable,
   net                98,371,245    89,595,974    98,371,245    89,595,974
  Deposits           111,987,465   102,727,071   111,987,465   102,727,071
  Borrowings          13,402,000             0    13,402,000             0
  Stockholders'
    equity            22,791,689    24,983,781    22,791,689    24,983,781

Selected
 Consolidated
 Operations Data:
  Net interest
   income              1,184,926     1,155,370     3,536,548     3,629,105
  Provision for
   loan losses                 0             0         5,000             0
  Non-interest
   income                167,318       170,238       490,781       362,003
  Non-interest
   expense               686,200       568,261     1,967,575     2,438,098
  Net income             429,744       519,347     1,295,484     1,099,022

Per Share Data:
 Book value at
  end of period           $15.20        $17.01        $15.20        $17.01
 Diluted Earnings
  per common and
  common
  equivalent share          0.29          0.34          0.85          0.72
 Cash dividends
  declared                  0.00          0.00          2.25          0.25
Other Data:
 Yield on average
  earning assets           7.85%         7.87%         7.93%         7.80%
 Cost of funds             4.99%         4.82%         5.00%         4.72%
 Interest rate
  spread                   2.86%         3.05%         2.93%         3.08%
 Net interest
  margin (1)               3.64%         3.94%         3.69%         3.94%
 Annualized return
  on average assets        1.21%         1.65%         1.25%         1.16%
 Annualized return
  on average equity        7.58%         8.40%         7.56%         5.92%
 Stockholder's
  equity as a
  percentage of
  total assets            15.23%        19.42%        15.23%        19.42%
 Non-performing
  assets as a
  percentage of
  total assets (2)        0.500%         0.39%        0.500%         0.39%
 Net interest
  income as
  percentage of
  general and
  administrative
  expenses               172.68%       203.32%       179.74%       143.53%



(1) Net interest income divided by average interest earning assets.


(2) Non-performing assets consist of non-accruing loans, accruing loans delinquent 90 days or more, and foreclosed real estate.



                           FFBS BANCORP, INC.

                        FINANCIAL DATA SCHEDULE



                                           At or For Nine  At or For The
                                            Months Ended    Year Ended
                                           March 31, 1998  June 30, 1997
                                           _____________   _____________

Cash                                       $   3,681,597   $   3,347,511
Interest-bearing deposits due from banks      11,639,950       5,058,945
Federal funds sold                                     0               0
Trading account assets                                 0               0
Investments and mortgage-backed
 securities held for sale                     12,588,787       1,221,505
Investments and mortgage-backed securities
 held to maturity - carrying value            19,330,920      24,860,516
Investments and mortgage-backed securities
 held to maturity - market value              19,363,583      24,793,540
Loans                                         98,909,245      93,336,267
Allowance for losses                             538,000         576,000
Total assets                                 149,621,482     130,762,301
Deposits                                     111,987,465     103,798,255
Short-term borrowings                          5,052,000               0
Long-term borrowings                           8,350,000               0
Other liabilities                              1,440,328       1,822,458
Preferred stock - mandatory redemption                 0               0
Preferred stock - no mandatory redemption              0               0
Common stock                                      15,757          15,656
Other stockholders' equity                    22,775,932      25,125,932
Net yield - interest-earning assets -
 actual                                            3.69%           3.93%
Loans on nonaccrual                                    0               0
Accruing loans past due 90 days or more          741,000         446,000
Troubled debt restructuring                       40,000          39,000
Potential problem loans                                0               0
Allowance for loan loss - beginning of
 period                                          576,000         666,000
Provision for loan losses                          5,000               0
Total charge-offs                                 49,000          97,000
Total recoveries                                   6,000           7,000
Allowance for loan loss - end of period          538,000         576,000
Loan loss allowance allocated to domestic
 loans                                           538,000         576,000
Loan loss allowance allocated to foreign
 loans                                                 0               0
Loan loss allowance - unallocated                      0               0



Non-performing Assets

1. The following table sets forth information regarding non-accrual loans, loans which are 90 or more days delinquent and still accruing, and foreclosed properties at the date indicated. At March 31, 1998, there are no other potential problem loans except as included in the table below.

                                                    (In Thousands)
                                                           At
                                                   March 31  June 30
                                                     1998      1997
                                                   _______   _______

Non-accrual mortgage loans                               0         0
Non-accrual other loans                                  0         0
                                                   _______   _______

Total non-accrual loans                                  0         0
Loans 90 days or more delinquent and
 still accruing                                        741       446
                                                   _______   _______
Total non-performing loans                             741       446

Total foreclosed real estate, net of
 related allowance for losses                            0         0
                                                   _______   _______

Total non-performing assets                            741       446
                                                   =======   =======

Troubled debt restructured                              40        39
                                                   =======   =======

Non-performing loans to total loans                  0.75%     0.48%

Total non-performing assets to total assets          0.50%     0.34%

2. There were no loan concentrations in excess of 10% of total loans at March 31, 1998

3. There were no outstanding foreign loans at March 31, 1998.

4. Loans classified for regulatory purposes or for internal credit review that have not been disclosed in the above table do not represent or result from trends or uncertainties that management expects will materially impact the financial condition of the Company or its subsidary bank, or the future operating results, liquidity, or capital resources.

5. If all nonaccrual loans have been current throughout their terms, interest income for the nine months ended March 31, 1998 and June 30, 1997 would be increased (decreased) by approximately
   $1,000 and $0 respectively.

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

7. At March 31, 1998, management was not aware of any potential problem loans not previously disclosed.


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

                                                 (In Thousands)
                                         For the Nine        For the
                                         Months Ended       Year Ended
                                           March 31,         June 30,
                                             1998              1997
                                         ____________       ___________

Balance at beginning of period           $        576       $       666

Provision for loan losses                           5                 0
Charge-offs:
 Mortgage loans                                     0                 0
 Other loans                                       49                97
Recoveries:
 Mortgage loans                                     0                 0
 Other loans                                        6                 7
                                         ____________       ___________

Balance at end of period                 $        538       $       576
                                         ============       ===========

Ratio of net charge-offs during the
 period to average loans outstanding     (Annualized)
 during the period                             0.050%             0.11%

Ratio of allowance for loan losses
 to non-performing loans at end of
 period                                        72.60%           129.15%

Ratio of allowance for loan losses
 to net loans receivable at the end
 of the period                                  0.55%             0.62%

Ratio of allowance for loan losses and
 foreclosed real estate to total
 non-performing assets at end of the
 period                                        72.60%           129.15%



                            FFBS BANCORP, INC.
                  Management's Discussion and Analysis of
               Financial Condition and Results of Operations

     The following discussion reviews the financial condition of FFBS Bancorp, Inc. and its wholly owned subsidiary First Federal Bank for Savings as of March 31, 1998, and the results of operations for the nine month period ending March 31, 1998 and for the three month period ending March 31, 1998.

Comparison of Changes in Financial Condition at March 31, 1998 and at June 30, 1997

     At March 31, 1998, total assets were $149.6 million, an increase of $18.9 million, or 14.42% from June 30, 1997. Total cash and cash equivalents increased $6.9 million, or 82.26%, to $15.3 million at March 31, 1998. Total cash was decreased $2.1 million subsequent to March 31, 1998 in purchasing mortgage-backed and related securities that the Bank was committed to purchase prior to March 31, 1998. Also, cash was decreased $2.0 million subsequent to March 31, 1998 to pay back Federal Home Loan Bank advances that matured April 2, 1998. Investment securities decreased $2.8 million, or 14.95%, to $16.0 million at March 31, 1998. Cash and proceeds from maturities or calls of investment securities were invested in mortgage-backed and related securities and loans. Mortgage-backed and related securities were $15.9 million at March 31, 1998, an increase of $8.7 million, or 119.03%. Loans receivable continued to show strong gains to total $98.4 million at March 31, 1998, an increase of $5.6 million, or 6.05%. Deposits grew $8.2 million, or 7.89%, to $112.0 million at March 31, 1998. Advances from the Federal Home Loan Bank grew to $13.4 million at March 31, 1998 in following the Bank's plan to leverage more investments. Stockholder's equity on March 31, 1998, of $22.8 million remained strong at 15.23% of assets.

Liquidity and Capital Resources

     Positive cash flows of $1.1 million were provided by the Company's operating activities for the nine months ended March 31, 1998, primarily as a result of net income.

     Investing activities of the Company provided negative cash flows of $12.1 million for the nine months ended March 31, 1998, resulting from an increase in loan originations over loan repayments of $5.6 million and an increase in purchases over repayments of mortgage-backed and related securities of $8.7 million. The Bank purchased property and equipment totaling $611,000 during the nine months ended March 31, 1998 due primarily to the construction of a new branch. Positive cash flows were provided by proceeds from calls and maturities of investment securities over purchases of investment securities of $2.8 million.

     Financing activities provided positive cash flows of $17.9 million for the nine months ended March 31, 1998, due to an increase in deposits of $8.2 million and advances from the Federal Home Loan Bank of $13.4 million. Offsetting the increase in deposits and advances were $3.5 million in dividends.

     The Company is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required minimum liquidity ratio is currently 5.0%. At March 31, 1998, the Bank's liquidity ratio was 29.52%.

     The OTS capital regulations require savings institutions to meet three capital standards: a 2.0% tangible capital standard; a 4% leverage (core capital) ratio; and an 8% risk-based capital standard. Although the core capital ratio is 4%, the OTS regulations provide that an institution with less than 4% core capital is deemed to be "undercapitalized".

     At March 31, 1998, the Bank's capital position exceeded minimum regulatory capital requirements as indicated by the following table (dollars in thousands):


                                                         Risk-based
                  Tangible Capital     Core Capital       Capital
                  ________________   ________________  ________________
                  Amount   Percent   Amount   Percent  Amount   Percent
                  _______  _______   _______  _______  _______  _______

First Federal     $19,257   13.11%   $19,257   13.11%  $19,795   23.39%
OTS Requirement     2,938     2.0%     5,875     4.0%    6,771     8.0%
                  _______  _______   _______  _______  _______  _______

Excess            $16,319   11.11%   $13,382    9.11%  $13,024   15.39%
                  =======  =======   =======  =======  =======  =======


Comparison of Operating Results for the
Three Months Ended March 31, 1998 and 1997

General. Net income of the Company for the three months ended March 31, 1998 was $430,000 compared to $519,000 for the three months ended
March 31, 1997, which is a decrease of $90,000, or 17.25%, due to increased compensation associated with expanded branch operations, the promotion of the new branch and checking accounts, and the loss on the sale of real estate owned.

Interest Income. Interest income increased $275,000, or 11.71%, to $2.6 million for the three months ended March 31, 1998 due to an increase of $12.4 million in average-earning assets.

Interest Expense. Interest expense increased $246,000, or 20.55%, to $1.4 million for the three months ended March 31, 1998 due to an increase of $7.9 million in average deposits and $6.6 million in average Federal Home Loan Bank advances. Also contributing to the increase in interest expense was an increase in cost of funds from 4.82% for the three months ended March 31, 1997 to 4.99% for the three months ended March 31, 1998.

Net Interest Income. Net interest income increased $30,000, or 2.56%, to $1.2 million for the three months ended March 31, 1998. The net interest margin was 3.64% for the three months ended March 31, 1998, which was a decrease from 3.94% for the three months ended March 31, 1997; however, the effect of the increase in volume of interest-earning assets outweighed the effect of higher rates paid for higher deposits and advances; thereby, creating an increase in net interest income.

Provision for Loan Losses. The Bank's reserve for loan losses was considered sufficient to absorb potential losses; therefore, no provisions for loan losses was taken for either of the three months periods.

Non-interest Income. Non-interest income decreased $3,000, or 1.72%, to $167,000 for the three months ended March 31, 1998.

Non-interest Expense. Non-interest expense increased $118,000, or 20.75%, to $686,000 for the three months ended March 31, 1998. Compensation and benefits increased $40,000, or 11.32%, to $391,000 for the three months ended March 31, 1998 due to added employees for expanded branch operations and raises. Loss on the sale of real estate owned amounted to $34,000 for the three months ended March 31, 1998. Other expenses increased $28,000, or 23.28% due to the promotion of the new branch and checking accounts and various other general increases.

Income Tax Expense. Income tax expense amounted to $236,000 for the three months ended March 31, 1998 compared to $238,000 for the three months ended March 31, 1997. The prior years' taxes were at a reduced rate due to the taxable deduction of certain benefit plan provisions.


Comparison of Operating Results for the
Nine Months Ended March 31, 1998 and 1997

General. Net income of the Company for the nine months ended March 31, 1998 was $1.3 million compared to $1.1 million for the nine months ended March 31, 1997, which is an increase of $196,000, or 17.88%. Net income was decreased $376,000, net of taxes, during the prior year due to the FDIC one-time special assessment paid on all "Savings Association Insurance Fund" deposits. Compensation and benefits were increased $95,000 due to added employees for expanded branch operations, increased participation in benefit plans and raises.

Interest Income. Interest income increased $698,000, or 9.95%, to $7.7 million for the nine months ended March 31, 1998 due to an increase of $9.8 million in average-earning assets and an increase in yield on average-earning assets to 7.93% from 7.80% for the nine months ended March 31, 1997.

Interest Expense. Interest expense increased $661,000, or 18.78%, to $4.2 million for the nine months ended March 31, 1998 due to an increase in average deposits of $7.1 million and an increase in average advances of $5.0 million coupled with an increase in cost of funds to 5.00% for the nine months ended March 31, 1998 from 4.72% for the nine months ended March 31, 1997.

Net Interest Income. Net interest income increased $37,000, or 1.06%, to $3.5 million for the nine months ended March 31, 1998. The net interest margin dropped from 3.94% for the nine months ended March 31, 1997 to 3.69% for the nine months ended March 31, 1998; however, average-earning assets grew $9.8 million in comparing the nine month periods.

Provision for Loan Losses. The Bank's increased its provision to the reserve for loan losses $5,000 during the nine months ended March 31, 1998. No provision for loan losses was taken for the nine months ended March 31 1997, because the Bank's reserve for loan losses was considered sufficient to absorb potential losses.

Non-interest Income. Non-interest income remained stable at $491,000 for each of the nine month periods.

Non-interest Expense. Non-interest expense decreased $471,000, or 19.3%, to $2.0 million for the nine months ended March 31, 1998. The decrease is primarily due to the FDIC one-time special assessment of $599,000 charged against the prior year's earnings. Compensation and benefits increased $95,000, or 9.16%, to $1.1 million for the nine months ended March 31, 1998 due to added employees for expanded branch operations, increased participation in benefit plans, and salary increases. Loss on the sale of real estate owned amounted to $35,000 for the nine months ended
March 31, 1998. Other expenses increased $50,000, or 11.68%, due to more advertising, expenses associated with promotion of checking accounts, and expenses associated with the operation of the automated teller machines.

Income Tax Expense. Income tax expense amounted to $759,000 for the nine months ended March 31, 1998 compared to $454,000 for the nine months ended March 31, 1997. The prior year tax savings of $223,000 were recorded in accordance with the FDIC special assessment coupled with the prior year's taxes being reduced due to the taxable deduction of certain benefit plan provisions.



                        PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.
          N/A

Item 2.   Changes in Securities.

          Stock options on 13,172 shares were exercised during the three months ended March 31, 1998, with an exercise price of $10.00 per shares. Stock options on 30,366 shares were exercised during the nine months ended March 31, 1998, with an exercise price of $10.00 per share.

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


                                   FFBS BANCORP, INC.


Date:  May 11, 1998                By: E. FRANK GRIFFIN, III


                                   E. Frank Griffin, III
                                   Chief Executive Officer
                                   and President



                                   By: SHERRY L. BOYD


                                   Sherry L. Boyd
                                   Chief Financial Officer