Form 10KSB
period 1998-06-30
FFBS BANCORP INC
filed 1998-09-24
CIK 899678

SECURITIES AND EXCHANGE COMMISSION


                           Washington, D. C.  20549

                                 FORM 10-KSB

               Annual Report Pursuant to Section 13 or 15(d) of
                     the Securities Exchange Act of 1934


For the fiscal year ended June 30, 1998   Commission file number 0-21688



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

Yes     X           No

Issuer's revenues for the year ended June 30, 1998 (In thousands)
                              $10,450

Aggregate market value of the voting stock held by nonaffiliates was approximately $31,948,080.

Indicate the number of shares outstanding of each of the issuers' classes of common stock as of the latest practicable date.

             Class                        Outstanding at June 30, 1998

   Common stock, $.01 par value                 1,575,735 shares


Documents Incorporated by Reference -

   Annual report to stockholders for the fiscal year ended June 30, 1998.

   Proxy statement for the 1998 annual meeting of stockholders.




                                    PART I


ITEM 1 - DESCRIPTION OF BUSINESS

FFBS Bancorp, Inc. (Company) was organized in March, 1993, at the direction of the Board of Director's of First Federal Bank for Savings
(Bank) to acquire all of the capital stock that the Bank issued upon its conversion from a mutual to a stock form of ownership. The Company may acquire or organize other operating subsidiaries, including other financial institutions, although there are currently no specific plans regarding such activities by the Company. On June 30, 1993, the Company acquired 100% of the outstanding common stock issued by the Bank upon its conversion from a mutual association to a stock form of ownership. Prior to that date, the Company conducted no other business other than its formation and organization. The Company's primary source of income is from its equity ownership in the Bank. At June 30, 1998, the Company had total consolidated assets of $150.8 million, deposits of $114.5 million and stockholders' equity of $23.3 million.

The Bank descended from Columbus Building and Loan Association, which dated back to 1892. In 1934, the Bank was organized as a federally chartered mutual savings association headquartered in Columbus, Mississippi. Its deposits are insured up to the maximum allowable amount by the Federal Deposit Insurance Corporation (the "FDIC"). The Bank primarily serves Lowndes County, Mississippi, and adjacent counties in Mississippi and Alabama through its main office and three branch offices in Columbus. The Bank is a community-oriented financial institution offering a variety of financial services to meet the financial service needs of the communities it serves. The Bank attracts deposits from the general public and uses such deposits primarily to originate loans secured by first mortgages on owner-occupied, one-to-four family residences in its market area.

In addition to interest earned on loans and investments, the Bank receives fee income for loan origination and commitments, late payments and other miscellaneous services. Also, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report to Stockholders filed as Exhibit 13 hereto.

Like other institutions, the Bank is materially affected by general economic conditions, the monetary and fiscal policies of the federal government and the policies of the various regulatory authorities, including the Office of Thrift Supervision (OTS) and the Board of Governors of the Federal Reserve System ("Federal Reserve Board"). The Bank's results of operations are largely dependent upon its net interest income, which is the difference between (i) the interest it receives on its loan portfolio and its investment securities portfolio and (ii) the interest it pays on its deposit accounts and borrowings. See Supplemental Statistical Information for analysis of net interest earnings and rate/volume analysis.

The Bank's principal business has been and continues to be attracting retail deposits from the general public and investing those deposits, together with funds generated from operations, primarily in one-to-four-family loans, commercial business loans, construction loans and consumer loans. In addition, the Bank invests in mortgage-backed and related securities, U. S. government and federal agency securities and other marketable securities. The Bank's revenues are derived principally from interest on its mortgage loan, consumer loan, and mortgage-backed securities portfolio and earnings on its investment securities. The Bank's primary sources of funds are deposits, borrowings, and principal and interest payments on loans and mortgage-backed and related securities. At June 30, 1998, the Bank had no brokered deposits and Federal Home Loan Bank advances totalling $11.0 million.

The following table sets forth the composition of the Bank's mortgage and other loan portfolios and its mortgage-backed and related securities in dollar amounts and in percentages at the dates indicated.

                                               At June 30,
                           _______________________________________________
                                  1996            1997          1998
                           _______________ _______________ _______________
                                   Percent         Percent         Percent
                                      Of              Of              Of
                            Amount  Total   Amount  Total   Amount  Total
                           _______ _______ _______ _______ _______ _______
                                        (Dollars in Thousands)
Mortgage loans:
  One-to-four-family       $61,077  73.12% $67,198  72.44% $67,562  68.30%
  Multi-family               1,021   1.22      982   1.06      229    .23
  Commercial real estate     7,867   9.42    8,706   9.39   10,946  11.06
  Construction and land      4,218   5.05    4,834   5.21    5,865   5.93
                           _______ _______ _______ _______ _______ _______
    Total mortgage loans    74,183  88.81   81,720  88.10   84,602  85.52
                           _______ _______ _______ _______ _______ _______

Consumer and other loans:
  Loans on deposit           1,592   1.91    1,090   1.18    1,530   1.55
  Home improvement and
    education                   83    .10       43    .05        5    .01
  Auto loans                 3,680   4.41    4,271   4.60    4,685   4.74
  Commercial -
    collateralized             974   1.17    1,678   1.81    3,658   3.70
  Commercial - unsecured       479    .57      333    .36      505    .51
  Other loans                3,230   3.86    4,215   4.54    4,457   4.50
                           _______ _______ _______ _______ _______ _______
    Total consumer and

      other loans           10,038  12.02   11,630  12.54   14,840  15.01
                           _______ _______ _______ _______ _______ _______
    Total loans
      receivable            84,221 100.83   93,350 100.64   99,442 100.53

Less:
  Unearned discounts and
    deferred loan fees          27    .03       14    .02        1    .00
  Allowance for loan
    losses                     666    .80      576    .62      523    .53
                           _______ _______ _______ _______ _______ _______

  Loans receivable, net    $83,528 100.00% $92,760 100.00% $98,918 100.00%
                           ======= ======= ======= ======= ======= =======

Mortgage-backed and
  related securities:
    FHLMC                  $ 1,469  58.62% $ 5,265  72.44% $ 3,000  18.26%
    CMOs                       -     0.00       -    0.00    7,757  47.22
    FNMA                     1,029  41.06    1,993  27.42    1,843  11.22
    GNMA                       -     0.00       -    0.00    3,622  22.05
                           _______ _______ _______ _______ _______ _______

Total mortgage-backed and
  related securities         2,498  99.68    7,258  99.86   16,222  98.75

Net premiums                     8    .32       10    .14      241   1.46
Unrealized gains (losses)
  on available for sale
  securities                   -      -        -      -        (35)  (.21)
                           _______ _______ _______ _______ _______ _______

Net mortgage-backed and
  related securities       $ 2,506 100.00% $ 7,268 100.00% $16,428 100.00%
                           ======= ======= ======= ======= ======= =======


The following table sets forth the composition of the Bank's loan portfolio by fixed and adjustable rate at the dates indicated:

                                              At June 30,
                           _______________________________________________
                                 1996            1997            1998
                           _______________ _______________ _______________
                                   Percent         Percent         Percent
                                     Of              Of               Of
                            Amount  Total   Amount  Total   Amount  Total
                           _______ _______ _______ _______ _______ _______
                                        (Dollars in Thousands)

Fixed Rate Loans:

  Mortgage Loans:
    One-to-four family     $26,574  31.55% $30,583  32.76% $30,627  30.80%
    Multi-family               915   1.08      879    .94      129    .13
    Commercial real
      estate                 7,391   8.78    8,315   8.91   10,545  10.60
    Construction and land    3,963   4.71    4,587   4.91    5,865   5.90
                           _______ _______ _______ _______ _______ _______
      Total mortgage
        loans               38,843  46.12   44,364  47.52   47,166  47.43

    Consumer                 8,585  10.19    8,600   9.21    9,314   9.37
    Commercial               1,453   1.73    1,815   1.95    3,974   4.00
                           _______ _______ _______ _______ _______ _______
    Total fixed rate
      loans                 48,881  58.04   54,779  58.68   60,454  60.80
                           _______ _______ _______ _______ _______ _______
Adjustable Rate Loans
  (ARM):
    Mortgage Loans:
      One-to-four-family    34,550  41.02   36,596  39.20   36,935  37.14
      Multi-family             106    .13      103    .11      100    .10
      Commercial real
        estate                 430    .51      410    .44      401    .40
      Construction and
        land                   254    .30      247    .27       -      -
                           _______ _______ _______ _______ _______ _______
        Total mortgage
          loans             35,340  41.96   37,356  40.02   37,436  37.64

      Consumer                  -      -     1,019   1.09    1,363   1.37
      Commercial                -      -       196    .21      189    .19
                           _______ _______ _______ _______ _______ _______
      Total adjustable
        rate loans          35,340  41.96   38,571  41.32   38,988  39.20
                           _______ _______ _______ _______ _______ _______

    Total Loans            $84,221 100.00% $93,350 100.00% $99,442 100.00%
                           ======= ======= ======= ======= ======= =======
    Fixed rate mortgage-
      backed and related
      securities           $ 2,498 100.00% $ 5,731  78.96% $ 4,427  27.29

    Adjustable rate
      mortgage-backed and
      related securities       -     0.00    1,527  21.04   11,795  72.71
                           _______ _______ _______ _______ _______ _______

    Total mortgage-backed
      and related
      securities           $ 2,498 100.00% $ 7,258 100.00% $16,222 100.00%

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
                                                  At June 30,
                                           _________________________
                                             1996     1997    1998
                                           _______  _______  _______
                                                (In Thousands)

Mortgage loans (gross):
  At beginning of period                   $72,054  $74,183  $81,720
                                           _______  _______  _______

    Mortgage loans originated:
      One-to-four family                    25,617   30,523   33,932
      Multi-family and commercial real
        estate                               4,549    8,711    6,082
      Construction and land                  6,741    8,326    8,066
                                           _______  _______  _______

        Total mortgage loans originated     36,907   47,560   48,080
                                           _______  _______  _______

    Mortgage loans purchases                   117       -       -

  Less:
    Transfer of mortgage loans to
      foreclosed real estate                   755       -       415
    Principal repayments                    28,485   35,367   36,690
    Sales of one-to-four-family
      mortgage loans                         5,655    4,656    8,093
                                           _______  _______  _______

    At end of period                       $74,183  $81,720  $84,602
                                           =======  =======  =======


  Consumer and other loans (gross):
    At beginning of period                 $ 9,081  $10,038  $11,630
      Consumer and other loans originated    7,701   12,045   12,505
      Principal repayments                  (6,744) (10,453) (9,295)
      Transfer to other assets                  -        -       -
                                           _______  _______  _______

    At end of period                       $10,038  $11,630  $14,840
                                           =======  =======  =======

  Mortgage-backed and related securities
    (gross):
      At beginning of period               $ 2,002  $ 2,506  $ 7,268
        Mortgage-backed and related
          securities purchased                 985    5,527   13,422
        Amortization and repayments           (481)    (765)  (4,227)
        Unrealized gains(losses) on AFS        -        -        (35)
                                           _______  _______  _______

      At end of period                     $ 2,506  $ 7,268  $16,428
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

Investment securities held by the Bank at June 30, 1997 and 1998, are described in Note B to the consolidated financial statements and included as part of Exhibit 13 to this annual report.


The Bank's primary source of funds are deposits for lending and other investment purposes. In addition to deposits, the Company derives funds from loan principal repayments, which are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds from other sources. They may also be used on a longer term basis to fund longer term investments and loan programs.


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

Reference should be made to Note H - Deposits of the consolidated financial statements included as part of Exhibit 13 to this annual report for the distribution of the Bank's deposit accounts at June 30, 1997 and 1998, and the weighted average nominal interest rates.


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

   Under the OTS regulations, generally, a savings institution that has a total risk-based capital of less than 8.0% or a leverage ratio that is less than 4.0% is considered to be undercapitalized. A savings institution that has a total risk-based capital less than 8.0%, a Tier I risk-based capital ratio of less than 4% or a leverage ratio that is less than 4.0% is considered to be "significantly undercapitalized" and a savings institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be "critically undercapitalized." Generally, a capital restoration plan must be filed with the OTS within 45 days of the date an association receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." In addition, numerous mandatory supervisory actions become immediately applicable to the institution, including, but not limited to, restrictions on growth, investment activities, capital distributions, and affiliate transactions. The OTS could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

c) Uniform Lending Standards. Under FDICIA, the federal banking agencies are required to adopt uniform regulations prescribing standards for extensions of credit that are secured by liens on interests in real estate or made for the purpose of financing the construction of a building or other improvements to real estate. Under joint regulations adopted by the banking agencies, which became effective March 19, 1993, savings associations must adopt and maintain written policies that establish appropriate limits and standards for extensions of credit that are secured by liens or interests in real estate or are made for the purpose of financing standards, prudent underwriting standards (including loan-to-value limits) that are clear and measurable, loan administration procedures, and documentation, approval and reporting requirements. The real estate lending policies must reflect consideration of the Interagency Guidelines for Real Estate Lending Policies that have been adopted by the federal bank regulators.

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

Small Business Job Protection Act

The Small Business Job Protection Act of 1996 was signed into law on
August 20, 1996.  As the result of the enactment of the Small Business
Act, all savings banks and savings associations will be able to change to a commercial bank charter, diversify their lending, or to be merged into a commercial bank without having to recapture any of their pre-1988 tax bad debt reserve accumulations. Any tax bad debt reserves accumulated above the 1987 level will be subject to recapture, regardless of whether or not a particular thrift intends to change its charter, be acquired, or diversify its activities. The recapture tax on the post-1987 tax bad debt reserves will be paid in equal amounts over six years. If a thrift originated the same principal amount of mortgage loans in 1997 or 1998 that it originated in the six years before, the payment of the recapture tax may be deferred for each year. The Bank had accumulated tax reserves of $1,600,000 as of July 1, 1988, and $2,550,000 as of June 30, 1996;
thus, resulting in tax reserves to be recaptured of $950,000. The Bank is deferring any recapture tax for two years (1997 and 1998), the maximum deferment period, due to meeting the mortgage origination test.

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

The registration under the Securities Act of shares of the Common Stock to be issued in the Conversion does not cover the resale of such shares. Shares of the Common Stock purchased by persons who are not affiliates of the Company may be resold without registration. Shares purchased by an affiliate of the Company are subject to the resale restrictions of Rule 144 under the Securities Act. If the Company meets the current public information requirements of Rule 144 under the Securities Act, each affiliate of the Company who complies with the other conditions of Rule 144 (including those that require the affiliate's sale to be aggregated with those of certain other persons) will be able to sell in the public market, without registration, a number of shares not to exceed, in any three-month period, the greater of (i) 1% of the outstanding shares of the Company or (ii) the average weekly volume of trading in such shares during the preceding four calendar weeks. Provision may be made in the future by the Company to permit affiliates to have their shares registered for sale under the Securities Act under certain circumstances.

Regulatory Capital Requirements

The OTS capital regulations require savings institutions to meet three capital standards: a 1.5% tangible capital standard; a 3% leverage (core capital) ratio; and an 8% risk based capital standard. Core capital is defined as common stockholder's equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interest in equity accounts of consolidated subsidiaries less intangibles other than certain qualifying supervisory intangible assets and certain purchased mortgage servicing rights. The OTS regulations also require that, in meeting the leverage ratio, tangible and risk-based capital standards, institutions must deduct investments in and loans to subsidiaries engaged in activities not permissible for a national bank. The Bank currently has no subsidiaries engaged in such activities. At June 30, 1997 and 1998, the Bank exceeded each of its capital requirements. See Supplemental Statistical Information - Capital Adequacy Data of Subsidiary Bank.

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

Liquidity Requirements

The Bank is required to maintain an average daily balance of liquid assets equal to a specified percentage of its net withdrawable deposit accounts excluding accounts with maturities exceeding 1 year plus short-term borrowings. This liquidity requirement may be changed from time to time by the OTS to any amount within the range of 4% to 10% depending upon economic conditions and the savings flows of member institutions, and is currently 4%. Monetary penalties may be imposed for failure to meet these liquidity requirements. The Bank's average liquidity ratio for June 30, 1998, was 22.02% which exceeded the then applicable requirement. The Bank has never been subject to monetary penalties for failure to meet its liquidity requirements.

Insurance of Deposit Accounts

The FDIC charges an annual assessment for the insurance of deposits based on the risk a particular institution poses to its deposit insurance fund. The risk-related premium system (RRPS) is used to determine the deposit insurance assessment rate. Under the RRPS, each insured institution is assigned to one of three capital groups and to one of three supervisory subgroups for purposes of determining an assessment risk classification. The three capital categories based on the institution's financial condition consist of (1) well capitalized,
(2) adequately capitalized, or (3) undercapitalized. The three supervisory subgroups are (1) Subgroup A, (2) Subgroup B, and (3) Subgroup C. The subgroup assignment is based upon a variety of factors including, but not limited to, the latest supervisory examination of the institution. For the assessment period beginning January 1, 1998, the Bank has been assigned to the well capitalized and Subgroup A categories. This resulted in the Bank receiving the lowest assessment rate of .061% of deposits. However, the FDIC is authorized to raise insurance premiums. Thus, any increase in the assessment rates could have an impact on the Bank's earnings.

On September 30, 1996, the Deposit Insurance Funds Act of 1996 was enacted and called for a special assessment on SAIF-assessable deposits to capitalize the Savings Association Insurance Fund. During the fiscal year ended June 30, 1997, the Company paid the FDIC special assessment of $599,000, which was a charge to earnings of $376,000, net of taxes.

Qualified Thrift Lender Test

The Home Owners Loan Act ("HOLA"), as amended, requires savings institutions to meet a qualified thrift lender ("QTL") test. If the Association maintains an appropriate level of Qualified Thrift Investments (primarily residential mortgages and related investments, including certain mortgage-backed securities) ("QTIs") and otherwise qualifies as a QTL, it will continue to enjoy full borrowing privileges from the FHLB of Dallas. Under FDICIA, the required percentage of QTIs was decreased from 70% to 65% of portfolio assets (defined as all assets minus intangible assets, property used by the institution in conducting its business and liquid assets up to 20% of total assets). Certain assets are subject to a percentage limitation of 20% of portfolio assets. In addition, savings associations may include shares of stock of the Federal Home Loan Banks, FNMA and FHLMC as qualifying QTIs. The FDICIA also amended the method for measuring compliance with the QTL test to be on a monthly basis in nine out of every 12 months, as opposed to on a daily or weekly average of QTIs. As of June 30, 1998, the Association was in compliance with QTL requirement with 93.19% of its total assets invested in Qualified Thrift Investments.

A savings association that does not meet a QTL test must either convert to a bank charter or comply with the following restrictions on its operations: (i) the savings associations may not engage in any new activity or make any new investment, directly or indirectly, unless such activity or investment is permissible for a national bank; (ii) the branching powers of the savings association shall be restricted to those of a national bank; (iii) the savings association shall not be eligible to obtain any advances from its FHLB; and (iv) payment of dividends by the savings association shall be subject to the rules regarding payment from the date the savings association ceases to be a QTL, it must cease any activity and not retain any investment not permissible for a national bank and immediately repay any outstanding FHLB advances (subject to safety and soundness considerations.

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

As a member, the Association is required to purchase and maintain stock in the FHLB of Dallas in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year. At June 30, 1998, the Association had $851,000 in FHLB stock, which was in compliance with this requirement.

As a result of FIRREA, the FHLBs are required to provide funds for the resolution of troubled savings associations and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have adversely affected the level of FHLB dividends paid and could continue to do so in the future. For the year ended June 30, 1998, dividends paid by the FHLB of Dallas to the Association totaled $49,246.

Federal Reserve System

The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve Board regulations generally require that reserves of 3% must be maintained against aggregate transaction accounts of $43.1 million or less (subject to adjustment by the Federal Reserve Board) plus 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) against that portion of total transaction accounts in excess of $43.1 million. The first $4.7 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. The Bank is in compliance with the foregoing requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements imposed by the OTS. Because required reserves must be maintained in the form of either vault cash, a non-interest-bearing account at a Federal Reserve Bank or a pass-through account as defined by the Federal Reserve Board, the effect of this reserve requirement is to reduce the Bank's interest-earning assets. FHLB System members are also authorized to borrow from the Federal Reserve "discount window," but Federal Reserve Board regulations require institutions to exhaust all FHLB sources before borrowing from a Federal Reserve Bank.

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

Historically, for federal income tax purposes, the Association has reported its income and expenses on the accrual method of accounting and has filed consolidated federal income tax returns on this basis. The Association is subject to the rules of federal income taxation applicable to corporations. Generally, the Code requires that all corporations, including the Association, compute taxable income under the accrual method of accounting. For its taxable year ending 1998, the Association was subject to a maximum federal income tax rate of 34%.

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

Research and Development

For the years ended June 30, 1997, and 1998, the Company and the Bank had no expenditures for research and development.

Dependence on Customers

The Company and the Bank are not dependent on one or a few major customers.

Environmental Laws

Compliance with environmental laws has not had a significant impact on the financial condition of the Company or the Bank.

Number of Employees

At June 30, 1998, the Company had no employees. At June 30, 1998, the Bank had 37 employees of which 32 were full-time.



ITEM 2 - DESCRIPTION OF PROPERTY

The Bank conducts its business through its main office in Columbus and three branch offices in Columbus, Mississippi.



                        Date     Net Book Value at    Leased or
      Location        Acquired   June 30, 1998 (1)      Owned
____________________  _________  _________________  _______________

                               (Dollars in Thousands)

Main Office
1121 Main Street         1979           $761        Leased/Owned (2)
Columbus,
  Mississippi

Branch Office
420 Alabama Street       1971           $130            Owned
Columbus,
  Mississippi

Branch Office
2024 Highway 45          1987           $293            Owned
  North
Columbus,
  Mississippi

Branch Office
58 Center Road           1998           $622            Owned
 (New Hope)
Columbus,
  Mississippi

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

The Bank also owns two pieces of property in Lowndes County for the future operation of a branch office.


ITEM 3 - LEGAL MATTERS


The Bank is a defendant in a pending case in which the plaintiff is seeking damages growing out of an alleged breach of a lease associated with foreclosed properties. In a related case, the Bank is a defendant in which the plaintiff is seeking recovery of attorney fees. The cases are being vigorously contested and management believes, based on the advice of legal counsel, that the final resolution of these proceedings will not have a material impact on the Company's consolidated financial position or results of operations.



ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SECURITY MATTERS

None


                                   PART II


ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

A) The Company's common stock is traded in the over-the-counter market under the symbol "FFBS" and is quoted on the Over-the-Counter Bulletin Board.

B) The conversion from the mutual form of ownership to a stock institution was effective June 30, 1993. The offering price was $10 per share. The stock traded in a range from $18.00 to $26.00 during the fiscal year 1998.

C) Dividends of $2.55 per share were declared on the common stock for the year ended June 30, 1998.

D) As described in Item 1 - Regulation, the payment of dividends are subject to approval and/or restrictions by governmental regulations.

E) At June 30, 1998, the Company had approximately 666 shareholders. The Bank is 100% owned by the Company.


ITEM 6 - SELECTED FINANCIAL DATA

The information titled "Selected Financial Data" and contained on Pages 6-7 of the Company's annual report to the shareholders for the year 1998 is incorporated herein by reference in response to this item.



                SUPPLEMENTAL STATISTICAL INFORMATION

  I.  Distribution of Assets, Liabilities, and Stockholders' Equity:
      Interest Rates and Interest Differential


      A. Average Balance Sheets (Consolidated) and Analysis of Net Interest Earnings:

                                        Year Ended June 30
                       ___________________________________________________
                                  1997                      1998
                       _________________________ _________________________
                                         Average                   Average
                        Average           Yield/ Average            Yield/
                        Balance Interest  Cost   Balance  Interest   Cost
                       ________ ________ _______ ________ ________ _______
                                      (Dollars in Thousands)
 Assets:
 Interest-earning
  assets:
   Mortgage loans,
    net            (1) $ 78,026 $  6,507   8.34% $ 86,358 $  7,222   8.36%
   Other loans     (1)    9,771      959   9.81%   10,926    1,035   9.47%
   Mortgage-backed
    and related
    securities     (1)    4,991      309   6.19%   11,969      753   6.29%
   Interest-
    bearing
    deposits       (1)    5,735      310   5.41%    6,900      380   5.51%
   Investment
   securities      (1)   23,171    1,324   5.71%   17,280    1,011   5.85%
   FHLB stock      (6)      776       45   5.80%      819       49   5.98%
                       ________ ________         ________ ________
 Total interest-
  earning assets        122,470    9,454   7.72%  134,252   10,450   7.78%

Non-interest-
 earning assets           4,623                     6,167
                       ________                  ________
 Total Assets      (6) $127,093                  $140,419
                       ========                  ========

Liabilities and
 Retained Earnings:
  Interest-bearing
   liabilities:
    Deposits:
     Passbook
      accounts     (2) $  6,192 $    175   2.83% $  6,148 $    171   2.78%
     Now accounts  (1)   12,055      194   1.61%   12,986      199   1.53%
     Money market
      accounts     (1)    5,758      198   3.44%    5,425      205   3.78%
     Certificate
      accounts     (1)   76,200    4,196   5.51%   83,281    4,794   5.76%
    Borrowed funds            0        0   0.00%    6,536      359   5.49%
                       ________ ________ _______ ________ ________ _______
    Total interest-
     bearing
     liabilities        100,205    4,763   4.75%  114,376    5,728   5.01%
  Other liabilities       2,022                     3,101
                       ________                  ________

  Total liabilities(6)  102,227                   117,477

  Retained earnings(6)   24,866                    22,942
                       ________                  ________

   Total liabilities
    and retained
    earnings       (6) $121,093                  $140,419
                       ========                  ========

Net interest
 income/interest
 rate spread       (3)          $  4,691   2.97%          $  4,722   2.77%
                                ========                  ========

Net earning
 assets/net
 interest margin   (4) $ 22,265            3.83% $ 19,876            3.52%
                       ========                  ========

Interest-earning
 assets to
 interest-bearing
 liabilities            122.22%                   117.38%


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



      B.  Rate/Volume Analysis:

          The following table describes the extent to which changes in interest rates and changes in the volume of interest-related assets and liabilities have affected the Company's interest income and expense during the periods indicated. Information is provided in each category with respect to (i) changes attributable to changes in volume (changes in average balance multiplied by prior average interest rate), (ii) changes attributable to changes in rate (changes in average interest rate multiplied by prior average balance), and (iii) the net change. The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

                                   Year Ended              Year Ended
                                  June 30, 1996           June 30, 1997
                                   Compared to             Compared to
                                   Year Ended              Year Ended
                                  June 30, 1997           June 30, 1998
                            ______________________  ______________________
                               Increase                Increase
                             (Decrease) in           (Decrease) in
                             Net Interest            Net Interest
                            Income Due to           Income Due to
                            ______________          ______________
                            Volume   Rate     Net   Volume   Rate    Net
                            ______  ______  ______  ______  ______  ______

                                            (Dollars in Thousands)
         Interest-earning
          assets:
           Mortgage loans,
            net             $  402  $(111)  $  291  $  699  $   16  $  715
           Consumer and
            other loans         (8)   109      101     110     (34)     76
           Mortgage-backed
            and related
            securities         166      3      169     439       5     444
           Interest-bearing
            deposits            (7)     5       (2)     64       6      70
           Investment
            securities        (162)   129      (33)   (343)     30   (313)
           FHLB stock            3     (3)       0       2       2       4
                            ______  ______  ______  ______  ______  ______
            Total              394     132     526     971      25     996
                            ______  ______  ______  ______  ______  ______

          Interest-bearing
           liabilities:
            Passbook
             accounts       $    3  $    4  $    7  $   (1) $   (3) $   (4)
            Now accounts        11     (20)     (9)     15     (10)      5
            Money market
             accounts          (23)    ( 6)     (29)   (18)     25       7
            Certificate
             accounts          238      (7)     231    401     197     598
            Borrowings          -       -        -     359      -      359
                            ______  ______  ______  ______  ______  ______
           Total               229     (29)    200     756     209     965
                            ______  ______  ______  ______  ______  ______

         Net change in
          interest income   $  165  $  161  $  326  $  215  $ (184) $   31
                            ======  ======  ======  ======  ======  ======


 II.  Investment Portfolio and Mortgage-Backed and Related Securities

      A. The following table sets forth the carrying amount of investment securities at the dates indicated:

                                                          June 30,
                                                       1997      1998
                                                     ________  ________
                                                       (In Thousands)
          Held-to-Maturity: (1)
          U. S. Treasury and other U. S.
           Government agencies                       $ 15,586  $ 12,691
          States and political subdivisions             2,006     1,000
          Mortgage-backed and related securities        7,268     5,856
          Marketable equity securities
                                                     ________  ________

                                                     $ 24,860  $ 19,547
                                                     ========  ========

          Available-for-Sale: (2)
           U. S. Treasury and other U. S.
            Government agencies                      $     -   $  1,515
           Mortgage-backed and related securities          -     10,572
           Marketable equity securities                 1,222     1,814
                                                     ________  ________

                                                     $  1,222  $ 13,901
                                                     ========  ========


      B. The following table sets forth the securities of debt investment securities at June 30, 1998, and the weighted average yields of such securities:

                                          Maturing
                   _______________________________________________________
                                   After One    After Five
                       Within      But Within   But Within      After
                      One Year     Five Years   Ten Years     Ten Years
                   _____________ _____________ _____________ _____________
                   Amount  Yield Amount  Yield Amount  Yield Amount  Yield
                   _______ _____ _______ _____ _______ _____ _______ _____
                                       (In Thousands)
Held-to-
 Maturity:(1)
  U.S. Treasury
   and other U. S.
   Government
   agencies        $ 4,695 5.59% $ 7,996 6.12% $   -     - % $    -    - %
  States and
   political
   subdivisions        -     - %     -     - %     -     - %   1,000 5.00%
  Mortgage Backed
   and related
   securities          -     - %   1,684 6.10%  1,515  6.60%   2,657 6.66%
                   _______ _____ _______ _____ ______ ______ _______ _____

                   $ 4,695 5.59% $ 9,680 6.12% $1,515  6.60% $ 3,657 6.21%
                  ________ _____ _______ _____ ______ ______ _______ _____

Available-for-
 Sale:(2)
  U.S. Treasury
   and other
   U. S. Govern-
   ment agencies   $    -    - % $ 1,515 6.66% $   -     - % $   -     - %
Mortgage-backed
 and related
 securities             -    - %      -    - %     -     - %  10,572 6.19%
Marketable equity
 securities          1,814 5.63%      -    - %     -     - %     -     - %
                   _______ _____ _______ _____ _______ _____ _______ _____


                     1,814 5.63%   1,515 6.66%     -     - % $10,572 6.19%
                   _______ _____ _______ _____ _______ _____ _______ _____
 Total
 Securities        $ 6,509 5.60% $11,195 6.19% $ 1,515 6.60% $14,229 6.20%
                   ======= ===== ======= ===== ======= ===== ======= =====

(1) The carrying value is the amortized cost of the security at each reporting date.
(2) The carrying value is the approximate fair value of the security at each reporting date.



Tax equivalent adjustments have not been made in calculating yields on obligations of states and political subdivisions.


III.  Loan Portfolio

      A.  Types of Loan

          Reference is made to Note C of the consolidated financial statements.

      B. Maturities and sensitivities of loans to changes in interest rates. The following table shows the maturity of the Association's loan portfolio at June 30, 1998. Loans that have adjustable rates are shown as amortizing to final maturity rather than in the period during which the interest rates are next subject to change. The table does not include prepayments but does reflect scheduled principal amortization.

                                              (In Thousands)
                                              June 30, 1998
                                    __________________________________
                                                 Maturing
                                    __________________________________
                                     Within
                                      One      1-5     Over
                     Type             Year    Years   5 Years   Total
          ________________________  _______  _______  _______  _______

          One-to-Four Family        $ 8,946  $ 8,015  $50,601  $67,562
          Other Mortgage Loans        1,665    3,046   12,329   17,040
          Consumer and Other Loans    6,136    7,847      857   14,840
                                    _______  _______  _______  _______


                                    $16,747  $18,908  $63,787  $99,442
                                    =======  =======  =======  =======

          Loans with:
            Predetermined interest
              rates                 $15,403  $18,180  $26,871  $60,454
           Adjustable interest
              rates                   1,344      728   36,916   38,988
                                    _______  _______  _______  _______

                                    $16,747  $18,908  $63,787  $99,442
                                    =======  =======  =======  =======

      C.  Non-performing Loans:

          1. The following table sets forth information regarding non-accrual loans, loans which are 90 or more delinquent and still accruing, and foreclosed properties at the dates indicated. At June 30, 1998, there are no potential problem loans except as included in the table below.

                                                           (In Thousands)
                                                                 At
                                                          June 30  June 30
                                                          _______  _______

                                                            1997    1998
                                                          _______  _______

              Non-accrual mortgage loans                  $     0  $     0
              Non-accrual other loans                           0        1
                                                          _______  _______

              Total non-accrual loans                           0        1

              Loans 90 days or more delinquent,
                and still accruing                            446    1,382
                                                          _______  _______

              Total non-performing loans                      446    1,383

              Total foreclosed real estate, net of
                related allowance for losses                    0        0
                                                          _______  _______


              Total non-performing assets                 $   446  $ 1,383
                                                          =======  =======

              Troubled debt restructured                  $    39  $    31
                                                          =======  =======

              Non-performing loans to total loans            .48%    1.40%

              Total non-performing assets to total assets    .34%     .92%

          2. There were no loan concentrations in excess of 10% of total loans at June 30, 1998.

          3.  There were no outstanding foreign loans at June 30, 1998.

          4. Loans classified for regulatory purposes or for internal credit review purposes that have not been disclosed in the above table do not represent or result from trends or uncertainties that management expects will materially impact the financial condition of the Company or its subsidiary bank, or their future operating results, liquidity, or capital resources.

          5. If all nonaccrual loans have been current throughout their terms, interest income for 1998 and 1997 would have been increased/(decreased) by approximately $0 and $6, respectively.

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

          7. At June 30, 1998, management was not aware of any potential problem loans not previously disclosed.

      D.  Other interest-bearing assets:

          There were no other interest-bearing non-performing assets at

          June 30, 1998.


 IV.  Summary of Loan Loss Experience

      A.  Allowance for Loan Losses:

          The allowance for loan losses is established through a provision for loan losses based on management's periodic evaluation of the adequacy of the allowance for loan losses. Such evaluation, which includes a review of all loans on which full collectibility may not be reasonably assured, considers among other matters known and inherent risks in the portfolio, prevailing market conditions, management's judgment as to collectibility, the estimated net realizable value of the underlying collateral, historical loan loss experience and other factors that warrant recognition in providing for an adequate loan loss allowance.

                                                               For the
                                                             Year Ended
                                                               June 30
                                                           ______________
                                                            1997    1998
                                                           ______  ______


                                                           (In Thousands)

          Balance at beginning of period                   $  666  $  576
          Provision (benefits) for loan losses                  0       5
          Charge-offs:
            Mortgage loans                                     46       0
            Other loans                                        51      63
          Recoveries:
            Mortgage loans                                     3        1
            Other loans                                        4        4
                                                           ______  ______


           Balance at end of period                        $  576  $  523
                                                           ======  ======

          Ratio of net charge-offs during the period
            to average loans outstanding during the
            period                                          0.11%   0.06%

          Ratio of allowance for loan losses to non-
            performing loans at the end of the period     129.15%  37.82%

          Ratio of allowance for loan losses to net
            loans receivable at the end of the period       0.62%   0.53%

          Ratio of allowance for loan losses and fore-
            closed real estate to total non-performing
            assets at the end of the period               129.15%  37.82%


      B.  Allocation of the Allowance for Loan Losses

                                       At June 30, 1997   At June 30, 1998

                                       ________________   ________________
                                               Percent            Percent
                                                  Of                 Of
                                               Loans to           Loans to
                                                Total              Total
                                       Amount   Loans     Amount   Loans
                                       ______  ________   ______  ________


          At end of period allocated
            to:
              One-to-four family       $  305    71.99%   $  300    67.94%
              Commercial real estate
                and multi-family          197    10.38%      143    11.24%
              Construction and land         0     5.18%        0     5.90%
              Consumer and other
                loans                      74    12.45%       80    14.92%
                                       ______  ________   ______  ________

              Total allowance          $  576   100.00%   $  523   100.00%
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


                                          At June 30,
                      ___________________________________________________

                                1996                      1997
                      _________________________ __________________________
                                       Weighted                  Weighted
                              Percent   Average         Percent   Average
                              Of Total  Nominal         Of Total  Nominal
                      Amount  Deposits   Rate   Amount  Deposits   Rate
                      _______ ________ ________ _______ _________ ________

                                         (Dollars in thousands)
Transaction
 accounts:
  Interest-bearing
   checking
   accounts           $10,383   10.47%    2.26% $ 9,350     9.00%   2.07%
  Money market
   accounts             6,057    6.11%    3.46%   5,626     5.42%   3.57%
  Non-interest-
   bearing checking
   accounts             2,851    2.88%    0.00%   3,557     3.43%   0.00%
                      _______ ________ ________ _______ _________ _______

Total transaction
 accounts              19,291   19.46%    2.30%  18,533    17.85%   2.13%
Regular passbook
 accounts               6,330    6.38%    2.76%   6,186     5.96%   2.84%
                      _______ ________ ________ _______ _________ _______
Total transaction
 and passbook
 accounts              25,621   25.84%    2.42%  24,719    23.81%   2.31%
                      _______ ________ ________ _______ _________ _______
Certificate
 accounts:
  One-year
   certificates
   and under           45,931   46.33%    5.21%  44,192    42.58%   5.45%
  Over one-year
   thru three-year
   certificates        22,512   22.70%    5.80%  29,132    28.07%   5.81%
  Greater than
   three-year
   certificates         5,084    5.13%    6.00%   5,743     5.54%   6.29%
                      _______ ________ ________ _______ _________ _______

    Total
     certificate
     accounts          73,527   74.16%    5.44%   79,079   76.19%   5.64%
                      _______ ________ ________ ________ ________ _______

Total Deposits        $99,148  100.00%    4.66% $103,798  100.00%   4.85%
                      ======= ======== ======== ======== ======== =======

                                                        At June 30,

                                              _____________________________
                                                            1998
                                              _____________________________
                                                                   Weighted
                                                          Percent   Average
                                                          Of Total  Nominal
                                                 Amount   Deposits    Rate
                                               _________  ________ ________

                                                   (Dollars in thousands)
Transaction
 accounts:
  Interest-bearing
   checking
   accounts                                     $  9,979     8.71%    1.94%
  Money market
   accounts                                        4,970     4.33%    3.85%
  Non-interest-
   bearing checking
   accounts                                        4,817     4.21%    0.00%
                                                ________  ________  _______

Total transaction
 accounts                                         19,766    17.25%    1.95%
Regular passbook
 accounts                                          6,787     5.93%    2.83%
                                                ________  ________  _______
Total transaction
 and passbook
 accounts                                         26,553    23.18%    2.17%
                                                ________  ________  _______
Certificate
 accounts:
  One-year
   certificates
   and under                                      47,969    41.88%    5.59%
  Over one-year

   thru three-year
   certificates                                   33,433    29.19%    5.95%
  Greater than
   three-year
   certificates                                    6,583     5.75%    6.50%
                                                ________  ________  _______
    Total
     certificate
     accounts                                     87,985    76.82%    5.79%
                                                ________  ________  _______

   Total Deposits                               $114,538   100.00%    4.95%
                                                ========  ========  =======

      B.  Other categories

          None

      C.  Foreign deposits

          None

      D. Time certificates of deposit of $100,000 or more and maturities at June 30, 1998:

                                                    3        6
                                           3     Through  Through   Over
                                        Months      6       12       12
                                Total   Or Less  Months   Months   Months
                               _______  _______  _______  _______  _______
                                              (In Thousands)
            Time certificates
             of deposit of
             $100,000 or more  $19,795  $ 2,836  $ 4,335  $ 9,929  $ 2,695
                               =======  =======  =======  =======  =======

      E.  Foreign office time deposits of $100,000 or more:

            Not applicable.


 VI.  Return on Equity and Assets

      The following financial ratios are presented for analytical purposes:


                                                               June 30,
                                                           ________________
                                                             1997     1998
                                                           _______  _______


        Return on assets (net income divided by total
          average assets)                                    1.16%    1.13%

        Return on equity (net income divided by average
          equity)                                            5.95%    6.89%

        Dividend payout ratio (dividends per share
          divided by net income per share)                  51.55%  247.57%

        Equity to asset ratio (average equity divided
          by average total assets)                          19.57%   16.34%


 VII. Short-Term Borrowings

      The Company may obtain advances from the FHLB of Dallas upon the security of its FHLB of Dallas stock and certain of the Savings Bank's residential mortgage loans, provided certain standards related to creditworthiness have been met. Such advances are made pursuant to several credit programs, each of which has its own interest rate and range of maturities. Such advances are generally available to meet seasonal and other withdrawals of deposit accounts and to permit increased lending and investing.

      The Company had $11.0 million in FHLB advances outstanding at June 30, 1998. The following table sets forth the maximum month-end balance and average balance of the Bank's FHLB advances during the periods indicated. See also, Note I to the Consolidated Financial Statements.


                                                    Year Ended June 30,
                                                    __________________
                                                       1998     1997
                                                     _______  _______
                                                  (Dollars in Thousands)

      Maximum balance                                $13,402  $    0
      Average balance                                  6,536       0
      Weighted average interest rate of
        FHLB advances                                  5.49%       0%

      The following table sets forth certain information as to the Bank's long-term (terms to maturity in excess of 90 days) and short-term (terms to maturity of 90 days or less) FHLB advances at the dates indicated:

                                                      1998     1997
                                                    _______  _______
                                                 (Dollars In Thousands)

      FHLB long-term advances                        $ 8,350  $    0
      Weighted average interest rate                   5.16%       0%
      FHLB short-term advances                         2,611       0
      Weighted average interest rate                   5.57%       0%

VIII. Capital Adequacy Data of Subsidiary Bank:


                                        At June 30, 1998
                      ____________________________________________________

                              Tangible             Core        Risk-Based
                               Capital            Capital        Capital
                      ________________  ________________  ________________
                      Amount   Percent  Amount   Percent  Amount   Percent
                      _______  _______  _______  _______  _______  _______

       First Federal  $19,931   13.40%  $19,931   13.40%  $20,454   23.60%
       OTS Require-
         ment           2,232    1.50%    4,466    3.00%    6,919    8.00%
                      _______  _______  _______  _______  _______  _______

       Excess         $17,699   11.90%  $15,465   10.40%  $13,535   15.60%
                      =======  =======  =======  =======  =======  =======


      The OTS capital regulations require savings institutions to meet three capital standards: a 1.5% tangible capital standard; a 3% leverage (core capital) ratio; and an 8% risk-based capital standard. Core capital is defined as common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interest in equity accounts of consolidated subsidiaries less intangibles other than certain qualifying supervisory intangible assets and certain purchased mortgage servicing rights. The OTS regulations also require that, in meeting the leverage ratio, tangible and risk-based capital standards institutions must deduct investments in and loans to subsidiaries engaged in activities not permissible for a national bank. The Bank currently has no subsidiaries engaged in such activities. At June 30, 1997 and 1998, the Bank exceeded each of its capital requirements.


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

      Over the years the Bank has taken steps to reduce or control its gap by emphasizing adjustable-rate loans, originating conforming fixed-rate loans for sale, and maintaining investments with shorter terms to maturity. At June 30, 1998, total interest-earning assets maturing or repricing within one year exceeded total interest-bearing liabilities maturing or repricing in the same time period by $1.7 million representing a positive cumulative one-year gap ratio of (1.15%). Thus, during periods of falling interest rates, it is expected that the cost of the Bank's interest-bearing liabilities would fall more quickly than the yield on its interest-earning assets, which would positively affect net interest income. In periods of rising interest rates, the opposite effect on net interest income is expected. In periods of substantial interest rate declines, the Bank could experience increased prepayments of its mortgage loans which may result in the reinvestment of such proceeds at market rates which are lower than current rates.
      During 1997, the market dictated that adjustable rate mortgages carry a shorter initial time period before the loan can reprice, which resulted in these assets repricing faster than the year before, thus decreasing the 1 year negative interest sensitivity gap. During 1998, interest-earning asets repricing within 1 year increased substantially due to the purchase of adjustable-rate mortgage-backed and related securities that were funded with short-term advances from the FHLB, which also increased interest-bearing liabilities repricing within 1 year.

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

      The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at June 30, 1998, which are anticipated by the Bank, based upon certain assumptions, to reprice or mature in each of the future time periods shown. Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the contractual terms of the assets or liability. Loans that have adjustable interest rates are shown as being due in the period during which the interest rates are next subject to change.

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

                                      At June 30, 1998
                  _______________________________________________________
                             More Than  More Than
                    Within   1 Year to  5 Years To  More Than
                    1 Year    5 Years    10 Years   10 Years     Total
                  _________  _________  __________  _________  _________
                                      (In Thousands)

Interest-earning
 assets:
  Mortgage loans  $  44,166  $  15,172  $   11,041  $  14,223  $  84,602
  Other loans         6,159      8,019         411        251     14,840
  Interest-
   bearing
   deposits           9,705          0           0          0      9,705
  Mortgage-backed
   and related
   securities        11,835      1,684       1,515      1,394     16,428
  Investment
   securities        13,507      2,513           0      1,000     17,020
  FHLB stock              0          0           0        851        851
                  _________  _________  __________  _________  _________
Total interest-
 earning assets      85,372     27,388      12,967     17,719    143,446
                  _________  _________  __________  _________  _________
Less:
 Unearned
  discount and
  deferred fees          (1)         0           0          0         (1)
                  _________  _________  __________  _________  _________
Net interest-
 earning assets      85,371     27,388      12,967     17,719    143,445
                  _________  _________  __________  _________  _________
Interest-bearing
 liabilities:
  Passbook
   accounts           1,154      2,895       1,451      1,287      6,787
  NOW accounts        3,692      4,284       1,215        788      9,979
  Money market
   accounts           3,926        807         200         37      4,970
  Certificate
   accounts          65,253     22,732           0          0     87,985
 Borrrowings          9,611      1,350           0          0     10,961
                  _________  _________  __________  _________  _________
 Total interest-
  bearing
  liabilities        83,636     32,068       2,866      2,112    120,682
                  _________  _________  __________  _________  _________
Interest
 sensitivity gap  $   1,735  $  (4,680) $   10,101  $  15,607  $  22,763
                  =========  =========  ==========  =========  =========

Cumulative
 interest
 sensitivity gap  $   1,735  $  (2,945) $    7,156  $  22,763
                  =========  =========  ==========  =========

Cumulative
 interest
 sensitivity gap
 as a percentage
 of total assets      1.15%     (1.95%)      4.75%     15.09%

Cumulative net
 interest-earning
 assets as a
 percentage of
 cumulative
 interest-
 sensitive
 liabilities        102.07%     97.45%     106.04%    118.86%


ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS

The information contained on Pages 2 - 7 of the Company's 1998 annual report to shareholders is incorporated herein by reference in response to this item and included in this report as Exhibit 13.c.


ITEM 8 - FINANCIAL STATEMENTS

The consolidated financial statements of the Company, together with the report of T. E. Lott & Company, independent accountants, are set forth on Pages 8 - 41 of the Company's 1998 annual report to shareholders which is incorporated herein by reference and included in this report as
Exhibit 13.d.


ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

For the year ended June 30, 1998, the Company and its subsidiary bank had no changes in or disagreements with its accountants concerning accounting and financial disclosures.



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



                                   PART IV


ITEM 14 - EXHIBITS AND REPORTS ON FORM 8-K

A)  Documents filed as part of this report:

    1. The consolidated financial statements of FFBS Bancorp, Inc., as of June 30, 1997 and 1998, together with the report of T. E. Lott & Company, independent certified public accountants, dated July 22, 1998, appearing on Pages 8 - 41 of the 1998 Company's annual report, together with the "Five Year Summary of Operations" on Pages 6 - 7 of the annual report to shareholders are attached as Exhibit 13.d. to this Form 10KSB Annual Report.

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

          13.a. Market for company's common stock - Page 5 of the annual report to stockholders.

          13.b. Selected financial data - Pages 6 - 7 of the annual report to stockholders.

          13.c. Management's discussion and analysis of financial condition and results of operations - Pages 2 - 5 of the annual report to stockholders.

          13.d. Consolidated financial statements - Pages 8 - 41 of the annual report to stockholders.

          14.    Earnings per share - Reference is made to Note A-13 of the consolidated financial statement which is incorporated herein by reference.

       15. - 21. None.

          22.    Subsidiaries of Company (IV-2).

       23. - 26. None.

          27.    Financial Data Schedule.

       28. - 29. None.

B) No reports on Form 8-K were filed during the quarter ended June 30, 1998.




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