Form 10QSB
period 1998-09-30
FFBS BANCORP INC
filed 1998-11-12
CIK 899678

SECURITIES AND EXCHANGE COMMISSION
                        Washington,  DC  20549

                              FORM 10QSB

(Mark One)
[ x]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934. FOR THE QUARTERLY PERIOD
      ENDED:

                          SEPTEMBER 30, 1998

[  ] TRANSTION REPORTUNDER SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934. FOR THE TRNSITION PERIOD FROM
     _____________TO ____________FOR QUARTER ENDED

     COMMISSION FILE NUMBER:  0-21688

                          FFBS BANCORP, INC.
        (exact name of registrant as specified in its charter)

Delaware                             64-0828070
(State or other                     (IRS Employer Identification
 jurisdiction of incorporation       Number)
 or organization)

            1121 Main street, Columbus, Mississippi  39701
               (address of principal executive offices)

                            (601) 328-4631
                      (Issuers telephone number)

                                  N/A
          (Former name, former address and former fiscal year
                     if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all all the reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and has been subject to such filing requirements for the past 90 days.

                          YES [x]     NO [ ]

           APPLICABLE ONLY TO ISSURES INVOLVED IN BANKRUPTCY
             PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                          YES [ ]     NO [ ]

                 APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding for each of the issuer's classes of common equity, as of the latest practicable date:

       1,575,735 shares of common stock, $.01 par value 9/30/98

     Transitional Small Business Disclosure Format (check one):

                          YES [ ]    NO [ ]



FFBS BANCORP, INC.
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                                     Three Months Ended
                                                     September 30, 1998
                                                      1998        1997
                                                   __________  __________
INTEREST INCOME

Interest and fees on loans                         $2,116,468  $2,031,456
Interest on mortgage-backed
  and related securities                              221,799     145,588
Interest on investment securities                     249,579     267,706
FHLB stock dividends                                   12,870      12,168
Interest on deposits due from banks                   201,887      70,700
                                                   __________  __________
                                                    2,802,603   2,527,618
INTEREST EXPENSE

Interest on deposits                                1,469,884   1,294,986
Interest on borrowed funds                            140,211      49,193
                                                   __________  __________

Net interest income                                 1,192,508   1,183,439

Provision for losses on loans                               0           0

Net interest income after provision
  for losses on loans                               1,192,508   1,183,439

NON-INTEREST INCOME

Loan fees and service charges                          57,853      70,662
NOW account fees                                       82,778      72,267
Other                                                  56,493      25,997
                                                   __________  __________

                                                      197,124     168,926
                                                   __________  __________

NON-INTEREST EXPENSE

Compensation and benefits                             433,056     362,420
Occupancy                                              36,721      27,336
Furniture and equipment                                20,500      18,785
Deposit insurance premium                              16,934      16,078
Loss on foreclosed real estate                         43,654           0
Data processing                                        57,368      42,626
Other                                                 155,681     154,734
                                                   __________  __________

                                                      763,914     621,979
                                                   __________  __________


Income before income taxes
  and cumulative effect of
  accounting change                                   625,718     730,386

Income tax expense
  Current                                             223,559     253,115
  Deferred income tax                                   3,000      26,000
                                                   __________  __________

Net Income                                         $  399,159  $  451,271
                                                   ==========  ==========

Net Income Per Share:
  Basic                                            $      .26  $      .30
  Diluted                                                 .26         .29


FFBS BANCORP, INC.
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)
                                              SEPTEMBER 30     JUNE 30
                                                  1998           1998
                                             ____________   ____________
ASSETS
Cash                                         $  3,531,916   $  4,616,045
Interest-bearing deposits
 due from banks                                19,198,480      9,705,397
                                             ____________   ____________

Total cash and cash equivalents                22,730,396     14,321,442
                                             ____________   ____________
Available-for-sale securities                  12,283,950     13,901,495
Held-to-maturity securities                    16,694,545     19,547,537
Federal Home Loan Bank stock at cost              863,800        851,000
Loans receivable, net                          99,919,275     98,917,846
Foreclosed real estate                                  0              0
Properties and equipment                        1,884,406      1,906,215
Accrued interest receivable                     1,232,385      1,279,518
Other assets                                      122,657         81,279
                                             ____________   ____________

Total Assets                                 $155,731,414   $150,806,332
                                             ============   ============

LIABILITIES AND RETAINED EARNINGS

Liabilities:
  Deposits                                   $119,677,740   $114,537,907
  Advances from borrowers for
    taxes and insurance                           366,534        286,311
  Accrued interest payable on deposits          1,113,777        891,954
  Accrued expenses and other liabilities          739,282        875,032
  Advances from FHLB of Dallas                 10,174,000     10,961,000
                                             ____________   ____________

  Total Liabilities                           132,071,333    127,552,204
                                             ____________   ____________



Commitments and contingencies

Stockholder's equity:

Cumulative preferred stock,
$.01 par value, 500,000 shares
authorized; shares issued and
outstanding - None                                      0              0

Common stock, $.01 par value,
2,000,000 shares authorized;
1,575,735 shares issued and
outstanding at Sept. 30, 1998
and June 30, 1998, respectively                    15,757         15,757

Additional paid in capital                     15,457,458     15,457,458
Retained earnings                               8,884,417      8,485,228
Unrealized loss on AFS securities                 (24,918)       (18,457)
Loan receivable from ESOP                        (551,380)      (551,380)
Treasury Stock at cost (100 shares)                (2,228)        (2,228)
Unearned compensation                            (119,025)      (132,250)
                                             ____________   ____________

Total Stockholder's equity                     23,660,081     23,254,128
                                             ____________   ____________

Total Liabilities and
  Retained Earnings                          $155,731,414   $150,806,332
                                             ============   ============


FFBS BANCORP, INC.
AND SUBSIDIARY
COINSOLIDATED STATMENTS OF CASH FLOWS
(Unaudited)

                                                 Three Months Ended
                                                 September 30, 1998
CASH FLOWS FROM OPERATING ACTIVITIES             1998           1997
                                             ____________   ____________

Net income                                   $    399,159   $    451,271
Adjustments to reconcile net earnings
to net cash:
  Depreciation of properties & equipment           28,299         21,361
  Accretion of discount on loans                        0         (3,236)
  Accretion of discount on mortgage-
    backed securities                              (1,721)        (2,118)
  Accretion of discount on investments             (4,343)        (2,241)
  Amortization of premium on investments            1,161          2,724
  Amortization of premium on MBS                   33,980          6,830
  Deferred income taxes <benefit>                   3,000         26,000
  FHLB stock dividends                            (12,800)       (12,100)
  Provision for losses on loans                         0              0
  Sale of loans                                 3,102,933      1,481,000
  Loans originated for sale                    (3,102,933)    (1,481,000)
  <Increase> decrease in accrued
     interest receivable                           47,133       (136,110)
  <Increase> decrease in other assets             (41,378)       (30,426)
  Increase <decrease> in accrued interest
    payable on deposits                           221,823        155,807
  Increase <decrease> in accrued expenses
    and other liabilities                        (131,415)       (49,693)
  Provision for losses on foreclosed
    real estate                                    42,254              0
  Amortization of unearned compensation            13,225              0
                                             ____________   ____________

Net cash provided by operating activities         598,377        428,069

CASH FLOWS FROM INVESTING ACTIVITIES
  Loan originations                           (16,529,000)   (13,771,000)
  Purchase of investment securities               (28,010)    (2,779,116)
  Sale of equipment                                     0         11,993
  Purchase of mortgage-backed and
    related securities                                  0     (3,261,903)
  Principal repayment of loans                 15,527,571     11,284,559
  Principal repayments of mortgage-
    backed and related securities               2,455,704        527,103
  Proceeds from calls and maturities
    of investment securities                    2,000,000      2,650,000
  Sale of foreclosed real estate                   51,980              0
  Foreclosure of real estate                      (94,234)             0
  Purchase of properties and equipment             (6,490)      (129,392)
                                             ____________   ____________

Net cash used investing activities              3,377,521     (5,467,756)
                                             ____________   ____________


CASH FLOW FROM FINANCING ACTIVITIES

  Borrowings from FHLB                                  0      4,673,000
  Repayments of borrowings from FHLB             (787,000)       (68,000)
  Increase <decrease> in deposits               5,139,833      1,942,096
  Increase <decrease> in advances from
    borrowers for taxes and insurance              80,223         87,408
  Purchase of company stock                             0        (52,993)
  Dividends declared                                    0              0
  Dividends paid                                        0     (3,117,305)
  Exercise of stock options                             0        171,940
  Dividends unallocated on RRP stock                    0              0
                                             ____________   ____________
  Net cash provided by <used in>
    financing activities                        4,433,056      3,636,146
                                             ____________   ____________

Net increase <decrease> in cash and
  cash equivalents                              8,408,954     (1,403,541)
                                             ____________   ____________

Cash and cash equivalents at beginning
  of period                                    14,321,442      8,406,456
                                             ____________   ____________
Cash and cash equivalents at end of
  period                                     $ 22,730,396   $  7,002,915
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

(2) Earnings Per Share

     Earnings per share for the three months ended September 30, 1998 have been computed on the basis of the weighted average number of common shares outstanding (1,520,497) and common stock equivalent shares (38,703) outstanding. Common stock equivalent shares arise from stock option plans and a recognition and retention stock plan.




FFBS BANCORP, INC.
SUMMARY OF CONSOLIDATED FINANCIAL INFORMATION
UNAUDITED

                                                 At and for the
                                               Three Months Ended
                                        Sept. 30, 1998    Sept. 30, 1997
                                        _______________   _______________
Selected Consolidated
Financial Condition Data:
  Total Assets                          $   155,731,414   $   134,951,778
  Loans Receivable, net                      99,919,275        95,249,944
  Deposits                                  119,677,740       105,740,351
  Stockholder's equity                       23,660,081        22,544,054

Selected Consolidated
Operations Data:
  Net interest income                         1,192,508         1,183,439
  Provision for loan losses                           0                 0
  Non-interest income                           197,124           168,926
  Non-interest expense                          763,914           621,979
  Net income                                    399,159           451,271

Per Share Data:
  Book value at end of period                    $15.56            $15.07
  Diluted earnings per common share                0.26              0.29
  Cash dividends declared                          0.00              2.00

Other Data:
  Yield on average earning assets                 7.61%             7.93%
  Cost of funds                                   5.05%             4.89%
  Interest rate spread                            2.56%             3.04%
  Net interest margin (1)                         3.30%             3.77%
  Annualized return on average assets             1.04%             1.45%
  Annualized return on average equity             6.81%             8.35%
  Stockholder's equity as a percentage of
    total assets                                 15.19%            16.70%
  Non-performing assets as a percentage
    of total assets (2)                           0.92%             0.55%
  Net interest income as a percentage of
    general and administrative expenses         156.11%           190.27%


(1)  Net interest income divided by average interest earning assets.

(2) Non-performing assets consist of non-accruing loans, accruing loans delinquent 90 days or more, and foreclosed real estate.



FFBS BANCORP, INC.
FINANCIAL DATA SCHEDULE

                                      At or For Three   At or For Three
                                        Months Ended      Year Ended
                                       Sept. 30, 1998    June 30, 1998
                                        ____________      ____________

Cash                                    $  3,531,916      $  4,616,045
Interest-bearing deposits
  due from banks                          19,198,480         9,705,397
Federal funds sold                                 0                 0
Trading account assets                             0                 0
Investments and MBS/Held for Sale         12,283,950        13,901,495
Investments and MBS/Held to
  maturity-carrying value                 16,694,545        19,547,537
Investments and MBS/Held to
  maturity-market value                   16,800,268        19,580,307
Loans, net                                99,919,275        98,917,846
Allowance for losses                         530,000           523,000
Total assets                             155,731,414       150,806,332
Deposits                                 119,677,740       114,537,907
Short-term borrowings                      1,824,000         2,611,000
Other liabilities                          2,219,593         2,053,297
Long-term debt                             8,350,000         8,350,000
Preferred stock-mandatory redemption               0                 0
Preferred stock-no mandatory
  redemption                                       0                 0
Common stock                                  15,757            15,757
Other stockholder's equity                23,644,324        23,238,371
Net yield-interest-earning assets              3.30%             3.66%
Loans on non-accrual                               0             1,000
Accruing loans past due 90 days or
  more                                       739,000         1,382,000
Troubled debt restructuring                   39,000            31,000
Potential problem loans                            0                 0
Allowance for loan loss-beginning
  of period                                  523,000           576,000
Total charge-offs                                  0            63,000
Total recoveries                               7,000             5,000
Allowance for loan loss-end of period        530,000           523,000
Loan loss allowance allocated to
  domestic loans                             530,000           523,000
Loan loss allowance allocated to
  foreign loans                                    0                 0
Loan loss allowance-unallocated                    0                 0
Non-performing Assets

1. The following table sets forth information regarding non-accrual loans, loans which are 90 or more days delinquent and still accruing, and foreclosed properties at the date indicated. At September 30, 1998, there are no other potential problem loans except as included in the table below.

                                                      (In Thousands)
                                                            At

                                                    Sept. 30   Sept. 30
                                                      1998       1997
                                                    ________   ________

     Non-accrual mortgage loans                            0          0
     Non-accrual other loans                               0          1
                                                    ________   ________

     Total non-accrual loans                               0          1

     Loans 90 days or more delinquent
       and still accruing                                739      1,382
                                                    ________   ________

     Total non-performing loans                          739      1,383

     Total foreclosed real estate,
       net of related allowance for losses                 0          0

     Total non-performing assets                         739      1,383
                                                    ========   ========

     Troubled debt restructured                           39         31
                                                    ========   ========

     Non-performing loans to total loans               0.55%      1.40%

     Total non-performing assets
       to total assets                                 0.55%      0.92%

2. There were no loan concentrations in excess of 10% of total loans at September 30, 1998.

3.   There were no outstanding foreign loans at September 30, 1998.

4. Loans classified for regulatory purposes or for internal credit review that have not been disclosed in the above table do not represent or result from trends or uncertainties that management expects will materially impact the financial condition of the Company or its subsidiary bank, or the future operating results, liquidity, or capital resources.

5. If all non-accrual loans have been current throughout their terms interest income for the nine months ended September 30, 1998 and the year ended June 30, 1998, would be increased <decreased> by approximately $0 and $0 respectively.

6. Management stringently monitors assets that are classified as non-performing. Non-performing assets include non-accrual loans, loans past due 90 days or more, and foreclosed properties. Management places loans on a non-accrual status when it is determined that the borrower is unable to meet his contractual obligations or when interest or principal is 90 days or more past due, unless the loan is adequately secured by way of collaterization, guarantees, or other security.

7. At September 30, 1998, management was not aware of any potential problem loans not previously disclosed.


Allowance for Loan Losses

The allowance of loan losses is established through a provision for loan losses based on management's periodic evaluation of the adequacy of the allowance for loan losses. Such evaluation, which includes a review of all loans on which full collectibility may not be reasonably assured, considers among other matters, known and inherent risk in the portfolio, prevailing market conditions, management's judgement as to collectibility, the estimated net realizable value of the underlying collateral, historical loan loss experience and other factors that warrant recognition in providing for an adequate loan loss allowance.

                                           (In Thousands)
                                     For the Three      For the
                                      Months Ended     Year Ended
                                        Sept. 30        June 30
                                          1998            1998
                                     _____________   ______________

Balance at beginning of period            $523            $576
Provision for loan losses                    0               5
Charge-Offs:
  Mortgage loans                             0               0
  Other loans                                0              63
Recoveries:
  Mortgage loans                             0               1
  Other loans                                7               4
                                          ____            ____

Balance at end of period                  $530            $523
                                          ====            ====

Ratio of net charge offs during
  the period to average loans         (Annualized)
  outstanding during the period          0.00%           0.06%

Ratio of allowance for loan
  losses to non-performing loans
  at end of period                      71.72%          37.82%

Ratio of allowance for loan
  losses to net loans receivable
  at end of period                       0.53%           0.53%

Ratio of allowance for loan
  losses and foreclosed real
  estate to total non-performing
  assets at end of the period           71.72%          37.82%





                               FFBS BANCORP, INC.
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

     The following discussion reviews the financial condition of FFBS Bancorp, Inc. and its wholly-owned subsidiary First Federal Bank for Savings as of September 30, 1998, and the results of operations for the three month period ending September 30, 1998.

Comparison of Changes in Financial Condition at September 30, 1998 and at June 30, 1998

     At September 30, 1998, total assets were $155.7 million, an increase of $4.9 million, or 3.27%, since June 30, 1998. Interest-bearing deposits due from banks increased $9.5 million to $19.2 million during the three month period due to an increase in funds from deposits coupled with the early call of some investments. Total securities decreased $4.5 million to $29.0 million during the three month period. Loans receivable increased $1.0 million to 99.9 million at September 30, 1998. Deposits grew to $119.7 million at September 30, 1998, an increase of $5.1 million, or 4.49% for the three month period. Advances from the Federal Home Loan Bank totalled $10.2 million at September 30, 1998. The increase of $406,000 in stockholder's equity since June 30, 1998 was due primarily to net income. Stockholder's equity totalled $23.7 million at September 30, 1998 and amounted to 15.19% of assets.

Liquidity and Capital Resources

     Positive cash flows of $598,000 were provided by the Company's operating activities for the three months ended September 30, 1998, primarily as a result of net income and an increase in accrued interest payable on deposits.

     Investing activities of the Company provided positive cash flows of $3.4 million for the three months ended September 30, 1998, resulting primarily from principal repayments on mortgage-backed and related securities and proceeds from calls of investment securities of $4.5 million, which were partially offset by an increase in loan originations over loan repayments of $1.0 million.

     Financing activities provided positive cash flows of $4.4 million for the three months ended September 30, 1998, due to an increase in deposits of $5.1 million offset by repayments of borrowings from the Federal Home Loan Bank of $800,000.


     The Company is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required minimum liquidity ratio is currently 4.0%. At September 30, 1998, the Bank's liquidity ratio was 48.56%.

     The OTS capital regulations require savings institutions to meet three capital standards to be deemed other than critically "under-capitalized": a 4% leverage (Tier 1) capital ratio; a 4% Tier 1 risk-based capital ratio; and an 8% total risk-based capital standard.

     At September 30, 1998, the Bank's capital position exceeded minimum regulatory capital requirements as indicated by the following table (dollars in thousands):


(Tier 1)
                     (Tier 1)            (Tier 1)            (Total)
                                        Risk-based         Risk-based
                   Core Capital          Capital            Capital
                 ________________   ________________   ________________
                 Amount   Percent   Amount   Percent   Amount   Percent
                 _______  _______   _______  _______   _______  _______


First Federal    $20,301   13.27%   $20,301   23.40%   $20,831   24.01%

OTS Requirement    6,117     4.0%     3,471     3.0%     6,942     8.0%
                 _______  _______   _______  _______   _______  _______

Excess           $14,184    9.27%   $16,830   20.04%   $13,889   16.01%
                 =======  =======   =======  =======   =======  =======


Comparison of Operating Results for the
Three Months Ended September 30, 1998 and 1997

General.  Net income of the Company for the three months ended
September 30, 1998 was $399,000, or $.26 per fully-diluted share, compared to $451,000, or $.29 per fully-diluted share, for the three months ended September 30, 1997. The decrease of $52,000 in net income is primarily attributable to a loss on foreclosed real estate of $44,000.

Interest Income. Interest income increased $275,000, or 10.88%, to $2.8 million for the three months ended September 30, 1998 due to an increase in average-earning assets of $19.3 million, which was partially offset by a decrease in the yield on average-earning assets from 7.93% to 7.61%.

Interest Expense. Interest expense increased $266,000, or 19.78%, to $1.6 million for the three months ended September 30, 1998 due to an increase of $17.4 million in average deposits and Federal Home Loan Bank advances and an increase in cost to 5.05% from 4.89% for the three months ended September 30, 1997.

Net Interest Income. Net interest income increased slightly to $1.2 million for the three months ended September 30, 1998, an increase of $9,000 compared to the three months ended September 30, 1997.

Provision for Loan Losses. The Bank's reserve for loan losses was considered sufficient to absorb potential losses; therefore, no provisions for loan losses was taken for either of the three months periods.

Non-interest Income. Non-interest income increased $28,000, or 16.69%, to $197,000 for the three months ended September 30, 1998. Other income was increased $30,000, or 117% due primarily to increases in service release premiums on mortgage loans sold.

Non-interest Expense. Non-interest expense increased $142,000, or 22.82%, to $764,000 for the three months ended September 30, 1998 due primarily to the loss on foreclosed real estate, expenses associated with operating another branch, and an increase in expenses associated with participation in benefit plans.

Income Tax Expense. Income tax expense amounted to $227,000 for the three months ended September 30, 1998 compared to $279,000 for the three months ended September 30, 1997. The current years taxes were at a reduced rate due to the taxable deduction of certain benefit plan provisions and a reduced amount of taxable income.


PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.
          N/A

Item 2.   Changes in Securities.
          N/A

Item 3.   Defaults Upon Senior Securities.
          N/A

Item 4.   Submission of Matters to a Vote of Security Holders.

          A.  Annual Meeting - October 21, 1998

          B. FFBS Bancorp, Inc. solicited proxies for the meeting pursuant to Regulation 14A under the Exchange Act. There was no solicitation in opposition to the management's nominees as listed in the proxy statement, and all such nominees were elected.

          C. The matters voted on at the annual meeting and cast for, against or withheld, as well as the number of abstentions and broker non-votes as to each matter were as follows:

               Resolution I.

               The election of Directors of all nominees listed below.

                                                    Vote
                                          For     Withheld
                                        _______   ________

                 Mr. Griffin            99.788%     0.212%
                 Mr. McIntyre           98.689%     1.311%


               Resolution II.


               Ratification of the appointment of T. E. Lott & Company,
                 as independent auditors for fiscal year ended June 30, 1999.

                                For     Against   Abstain
                              _______   _______   _______

                              99.412%    0.085%    0.504%

Item 5.   Other Information
          N/A

Item 6.   Exhibits
          N/A


                                   SIGNATURES

     Pursuant to the requirement of the Security Exchange Act of 1934, the registrant has duly caused this report to the signed on its behalf by the undersigned thereunto duly authorized.

                                   FFBS BANCORP, INC.


Date:  November 11, 1998           By:  /s/  E.FRANK GRIFFIN, III

                                   E. Frank Griffin, III
                                   Chief Executive Officer
                                   and President



                                   By:  /s/  SHERRY L. BOYD

                                   Sherry L. Boyd
                                   Chief Financial Officer