Form 10QSB
period 1998-12-31
FFBS BANCORP INC
filed 1999-02-12
CIK 899678

SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC  20549

                                FORM 10QSB


(Mark One)
[X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE
     ACT OF 1934.  FOR THE QUARTERLY PERIOD ENDED:
                             DECEMBER 31, 1998

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

     1,575,735 shares of common stock, $.01 par value 12/31/98

Transitional Small Business Disclosure Format (check one):

     YES          NO  x




FFBS BANCORP, INC.
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)


                             Three Months Ended       six Months Ended
                                December 31             December 31

                              1998        1997        1998        1997
                           __________  __________  __________  __________

INTEREST INCOME
 Interest and fees on
  loans                    $2,104,573  $2,049,974  $4,221,041  $4,081,430
 Interest on MBS and
  related securities          168,593     152,462     390,392     298,049
 Interest on investment
  securities                  213,692     278,541     463,271     569,100
 FHLB Stock dividends          12,519      12,310      25,389      24,478
 Interest on deposits due
  from banks                  272,294      70,126     474,181     117,973
                           __________  __________  __________  __________
                            2,771,671   2,563,413   5,574,274   5,091,030

INTEREST EXPENSE
 Interest on deposits       1,505,791   1,326,504   2,975,675   2,621,490
 Interest on FHLB
   Advances/Borrowings        125,337      68,727     265,548     117,920
                           __________  __________  __________  __________
                            1,631,128   1,395,231   3,241,223   2,739,410
                           __________  __________  __________  __________

Net Interest Income         1,140,543   1,168,182   2,333,051   2,351,620

Provision of losses on
 loans                              0       5,000           0       5,000
                           __________  __________  __________  __________

Net interest income after
 provision for losses on
 loans                      1,140,543   1,163,182   2,333,051   2,346,620

NON INTEREST INCOME
 Loan fees and service
   charges                     62,695      49,033     120,548     119,694
 NOW account fees              79,789      78,668     162,567     150,935
 Other                         51,271      26,836     107,764      52,833
                           __________  __________  __________  __________
                              193,755     154,537     390,879     323,462

NON INTEREST EXPENSE
 Compensation and
  benefits                    429,423     383,975     862,479     746,395
 Occupancy                     35,443      26,277      72,164      53,612
 Furniture and equipment       21,707      17,603      42,207      36,388
 Deposit insurance
  premium                      16,190      16,263      33,124      32,340
 Loss on foreclosed real
  estate                       (3,093)        310      40,561         310
 Data processing               39,666      37,372     97,034       79,998
 Other                        179,871     169,782    335,552      324,516
                           __________  __________  __________  __________
                              719,207     651,582   1,483,121   1,273,559
                           __________  __________  __________  __________
Income before income
 taxes and cumulative
  effect of accounting
  change                      615,091     666,137   1,240,809   1,396,523

Income tax expense
 Current                      236,200     248,668     459,759     501,783
 Deferred income tax          (16,230)      3,000     (13,230)     29,000
                           __________  __________  __________  __________

Net Income                 $  395,121  $  414,469  $  794,280  $  865,740
                           ==========  ==========  ==========  ==========


Earnings per common share  $      .26  $      .28  $      .52  $      .58
Diluted Earnings per
 common share              $      .25  $      .27  $      .51  $      .56




FFBS BANCORP, INC.
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(unaudited)

                                             DECEMBER 31      JUNE 30
                                                 1998          1998
                                             ____________  ____________

Cash                                         $  3,913,301  $  4,616,045
Interest-bearing deposits due from banks       30,772,796     9,705,397
                                             ____________  ____________

  Total cash and cash equivalents              34,686,097    14,321,442

Available-for-sale Securities                  10,390,225    13,901,495
Held-to maturity Securities                    11,102,645    19,547,537
Federal Home Loan Bank stock, at cost             876,300       851,000
Loans receivable, net                         100,001,196    98,917,846
Foreclosed real estate                                  0             0
Properties and equipment                        1,856,107     1,906,215
Accrued interest receivable                     1,122,784     1,279,518
Other assets                                       79,543        81,279
                                             ____________  ____________

  Total Assets                               $160,114,897  $150,806,332
                                             ============  ============


LIABILITIES AND RETAINED EARNINGS

Liabilities:
 Deposits                                    $125,741,088  $114,537,907
 Advances from borrowers for taxes and
   insurance                                      115,157       286,311
 Accrued interest payable on deposits             600,844       891,954
 Accrued expenses and other liabilities           968,298       875,032
 Advances/Borrowings from FHLB of Dallas        9,115,000    10,961,000
                                             ____________  ____________

   Total Liabilities                          136,540,387   127,552,204


Commitments and contingencies

Stockholders' equity
 Cumulative preferred stock, $.01 par
  value, 500,000 shares authorized; shares
  issued and outstanding-none
 Common stock, $.01 par value, 2,000,000
  shares authorized; 1,575,735 shares
  issued and outstanding at Dec. 31, 1998,
  and June 30, 1998, respectively.                15,757         15,757
Additional paid in capital                    15,457,458     15,457,458
Retain earnings                                8,806,817      8,485,228
Unearned compensation                           (105,800)      (132,250)
Unrealized gain<loss> on available-for-sale
 securities                                      (46,114)       (18,457)
Loan receivable from ESOP                       (551,380)      (551,380)
Treasury Stock at cost (100 shares)               (2,228)        (2,228)
                                             ____________  ____________

  Total Stockholders' equity                   23,574,510    23,254,128
                                             ____________  ____________

Total Liabilities and Retained Earnings      $160,114,897  $150,806,332
                                             ============  ============



FFBS BANCORP, INC.
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

                                                  Six Months Ended
                                                     December 31,
                                                  1998          1997
                                              ____________  ____________
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                    $    794,280  $    865,740
Adjustments to reconcile net earnings
 to net cash:

 Depreciation of properties and equipment           56,598        42,331
 Accretion of discount on loans                          0        (7,074)
 Accretion of discount on mortgage-backed
  securities                                         3,308        (4,006)
 Accretion of discount on investments                8,880        (6,337)
 Amortization of premium on investments              1,544         5,069
 Amortization of premium on mortgage-backed
  securities                                        73,212        16,963
 Deferred income taxes <benefit>                   (13,230)       29,000
 FHLB Stock dividends                              (25,300)      (24,400)
 Provision for losses on loans                           0         5,000
 Sale of loans                                  (7,095,000)   (3,238,000)
 Loans originated for sale                      (7,095,000)   (3,238,000)
 <Increase> decrease in accrued interest
  receivable                                       156,734       (37,720)
 <Increase> decrease in other assets                 1,736        (3,059)
 Increase <decrease> in accrued interest
  payable on deposits                             (291,110)     (266,594)
 Increase <decrease> in accrued expenses
  and other liabilities                            116,659       155,191
 Provision for losses on foreclosed real
  estate                                            42,254             0
 Amortization of unearned compensation              26,450             0
                                              ____________  ____________

Net cash provided by operating activities          927,639       770,104


CASH FLOWS FROM INVESTING ACTIVITIES
<Increase> decrease in other interest-
  bearing deposits due from banks                        0             0
 Loan originations                             (32,090,000)  (26,508,000)
 Purchase of investment securities              (3,045,834)   (4,808,772)
 Sale of equipment                                       0        11,993
 Purchase of MBS and related securities                  0     8,139,859
 Principal repayment of loans                   31,006,650    21,795,530
 Principal repayments of MBS and related
  securities                                     5,201,608     2,060,408
 Proceeds from calls/maturities of
  investments                                    9,700,000     6,650,000
 Purchase of loans                                       0             0
 Sale of foreclosed real estate                     51,980             0
 Foreclosure of real estate                        (94,234)     (118,966)
 Purchase of properties and equipment               (6,490)     (278,091)
                                              ____________  ____________

Net cash used from investing activities         10,723,680    (9,335,757)


CASH FLOWS FROM FINANCING ACTIVITIES
 Borrowings from FHLB of Dallas                          0     6,791,000
 Repayments of borrowings from FHLB of
  Dallas                                        (1,846,000)     (221,000)
 Increase <decrease> in deposits                 11,203,181    4,013,831
 Increase <decrease> in advances from
   borrowers for taxes and insurance              (171,154)     (166,969)
 Purchase of company stock                               0      (268,104
 Dividends declared                               (472,691)   (3,510,918)
 Exercise of stock options                               0       171,940
 Adjustments to unrealized loss on AFS
  securities                                             0           289
                                              ____________  ____________

 Net cash provided by <used in> financing
  activities                                     8,713,336     6,810,069

Net increase <decrease> in cash and cash
 equivalents                                    20,364,655    (1,755,584)

Cash and cash equivalents at beginning
 of period                                      14,321,442     8,406,456
                                              ____________  ____________

Cash and cash equivalents at end of period    $34,686,097   $  6,650,872
                                              ===========   ============




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

(2) Earnings Per Share

Basic earnings per share for the six months ended December 31, 1998 have been computed on the basis of the weighted average number of common shares outstanding (1,520,497).

Diluted earnings per share have been computed on the basis of the weighted average number of common shares outstanding (1,520,497) and common stock equivalent shares (34,927) outstanding. Common stock equivalent shares arise from stock option plans and a recognition and retention stock plan.

YEAR 2000

The Company is aware of the issue associated with the programming code in existing computer systems as the Year 2000 approaches. The Year 2000 issue is the result of computer programs being written to store and process data using two digits rather than four to define the applicable year. Computer programs that have time sensitive coding may recognize a date using "00" as the year 1900 rather than the year 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail.

The Bank has conducted a review of its computer systems to identify the systems that could be affected by the Year 2000 Issue and has developed an implementation plan to resolve the issue. The majority of the Bank's data processing is provided by a third party service bureau. The service bureau is actively involved in resolving Year 2000 issues and has provided the Bank with frequent updates regarding their progress. The service bureau has advised the Bank that it has resolved the majority of the Year 2000 issues. The Bank tested the service bureau's system for Year 2000 compliance during November of 1998. The Bank presently believes that, based on the progress and testing of the Bank's service bureau, the Year 2000 problem will not pose significant operational problems for the Bank's computer system. The total cost of Year 2000 projects are not estimated to be material to the financial performance of the Company.

                         FFBS BANCORP, INC.
                          AND SUBSIDIARY
           SUMMARY OF CONSOLIDATED FINANCIAL INFORMATION
                            (unaudited)


                          At and for the             At and for the
                        Three Months Ended          Six Months Ended
                           December 31                 December 31

                        1998         1997           1998         1997
                   ____________  ____________  ____________  ____________

Select
 Consolidated
 Financial
 Condition Data:
  Total Assets     $160,114,897  $138,335,661  $160,114,897  $138,355,661
  Loans
   receivable,
   net              100,001,196    97,474,811   100,001,196    97,474,811
  Deposits          125,741,088   107,812,086   125,741,088   107,812,086
  Borrowings from
   FHLB of Dallas    10,961,000     6,570,000    10,961,000     6,570,000
  Stockholders'
   equity            23,574,510    22,400,489    23,574,510    22,440,489

Selected
 Consolidated
 Operations Data:
  Net Interest
   Income             1,140,543     1,168,182     2,333,051     2,351,620
  Provision for
   loan losses                0         5,000             0         5,000
  Non-interest
   income               193,755       154,537       390,879       323,462
  Non-interest
   expense              719,207       651,582     1,483,121     1,273,559
  Net income            395,121       414,469       794,280       865,740

Per Share Data:
 Book value at
  end of period          $15.50        $15.06        $15.50        $15.06
 Diluted Earnings
  per common
  share                     .25           .27           .51           .56
 Cash dividends
  declared                  .30           .25           .30          2.25

Other Data:
 Yield on average
  earning assets          7.43%         7.86%         7.46%         7.87%
 Cost of Funds            5.04%         5.04%         5.07%         4.94%
 Interest rate
  spread                  2.39%         2.82%         2.39%         2.93%
 Net interest
  margin (1)              3.09%         3.61%         3.19%         3.71%
 Annualized
  return on
  average assets          1.00%         1.21%         1.02%         1.28%
 Annualized
  return on
  average equity          6.66%         7.35%         6.74%         7.56%
 Stockholders'
  equity as
  a percentage of
  total assets           14.72%        16.19%        14.72%        16.19%
 Non-performing
  assets as
  a percentage of
  total assets (2)        1.02%         .003%         1.02%         .003%
 Net interest
  income as
  percentage of
  general and
  administrative
  expenses              158.58%       179.28%       157.31%       184.65%


(1) Net interest income divided by average interest earning assets.
(2) Non-performing assets consists of non-accruing loans, accruing loans delinquent 90 days or more, and foreclosed real estate.




                              FFBS BANCORP, INC.
                           FINANCIAL DATA SCHEDULE


                                             At or For Six  At or For The
                                              Months Ended   Year Ended
                                             Dec. 31, 1998  June 30, 1998
                                             _____________  _____________


Cash                                         $   3,913,301  $   4,616,045
Interest-bearing deposits due from bank         30,772,796      9,705,397
Investments and MBS held for sale               10,448,334     13,901,495
Investments and MBS held to maturity/
 carry value                                    11,044,536     19,547,537
Investments and MBS held to maturity/
 market value                                   11,090,202     19,580,307
Loans                                          100,001,196     98,917,846
Allowance for losses                               530,000        523,000
Total Assets                                   160,114,897    150,806,332
Deposits                                       125,741,088    114,537,907
Short-term borrowings                              765,000      2,611,000
Long-term borrowings                             8,350,000      8,350,000
Other liabilities                                1,584,299      2,053,297
Preferred stock-mandatory redemption                     0              0
Preferred stock-no mandatory redemption                  0              0
Common stock                                        15,757         15,757
Other stockholders' equity                      23,558,753     23,238,371
Net yield-interest-earnings assets-actual            3.09%          3.66%
Loans on nonaccrual                                      0          1,000
Accruing loans past                              1,631,000      1,382,000
Trouble debt restructuring                          39,000         31,000
Potential problem loans                                  0              0
Allowance for loan loss-beginning of period        523,000        576,000
Provision for loan losses                                0          5,000
Total charge-offs                                        0         63,000
Total recoveries                                     7,000          5,000
Allowance for loan loss-end of period              530,000        523,000
Loan loss allowance allocated to domestic
 loans                                             530,000        523,000
Loan loss allowance allocated to foreign
 loans                                                   0              0
Loan loss allowance - unallocated                        0              0


Non-performing Assets

1. The following table sets forth information regarding non-accrual loans, loans which are 90 or more days delinquent and still accruing, and foreclosed properties at the date indicated. At December 31, 1998, there are no other potential problem loans except as included in the table below.

                                                   (In Thousands)
                                                          At
                                             Dec. 31, 1998  June 30, 1998
                                             _____________  _____________

    Non-accrual mortgage loans                       0              0
    Non-accrual other loans                          0              1
                                             _____________  _____________

     Total non-accrual loans                         0              1

    Loans 90 days or more delinquent
     and still accruing                           1631           1382
                                             _____________  _____________

    Total non-performing loans                    1631           1383

    Total foreclosed real estate, net
     of related allowance for losses                 0              0
                                             _____________  _____________

  Total non-performing assets                     1631           1383
                                             =============  =============
  Troubled debt restructured                        39             39
                                             =============  =============


  Non-performing loans to total loans           1.631%          1.40%

  Total non-performing assets to total
   assets                                       1.019%           .92%

2. There were no loan concentrations in excess of 10% of total loans at December 31, 1998.

3.  There were no outstanding foreign loans at December 31, 1998.

4. Loans classified for regulatory purposes or for internal credit review that have not been disclosed in the above table do not represent or result from trends or uncertainties that management expects will materially impact the financial condition of the Company or its subsidiary bank, or the future operating results, liquidity, or capital resources.

5. If all nonaccrual loans have been current throughout their terms, interest income for the six months ended December 31, 1998 and June 30, 1998, would be increased (decreased) by approximately $0 and $0 respectively.

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

7. At December 31, 1998, management was not aware of any potential problem loans not previously disclosed.

Allowance for Loan Losses

The allowance for loan losses is established through a provision for loan losses based on management's periodic evaluation of the adequacy of the allowance for loan losses. Such evaluation, which included a review of all loans on which full collectibility may not be reasonably assured, considers, among other matters, known and inherent risks in the portfolio, prevailing market conditions, management's judgement as to collectibitlity, the estimated net realizable value of the underlying collateral, historical loan loss experience and other factors that warrant recognition in providing for an adequate loan loss allowance.

                                                    (In Thousands)
                                              For the Six    For the Year
                                             Months Ended       Ended
                                             Dec. 31, 1998  June 30, 1998
                                             _____________  _____________


Balance at beginning of period                       523            576
Provision for loan losses                              0              5
Charge-offs:
 Mortgage loans                                        0              0
 Other loans                                           0             63
Recoveries:
 Mortgage loans                                        0              1
 Other loans                                           7              4

Balance at end of period                             530            523



Ratio of net charge-offs during
 the period to average loans
 outstanding during the period                     0.00%          0.06%

Ratio of allowance for loan losses
 to non-performing loans at end
 of period                                        32.50%         37.82%

Ratio of allowance for loan losses
 to net loans receivable at the end
 of the period                                     0.53%          0.53%

Ratio of allowance for loan losses
 and foreclosed real estate to total
 non-performing assets at the end
 of the period                                    32.50%         37.82%




                              FFBS BANCORP, INC.
                   Management's Discussion and Analysis of
               Financial Condition and Results of Operations


The following discussion reviews the financial condition of FFBS Bancorp, Inc. and its wholly-owned subsidiary First Federal Bank for Savings as of December 31, 1998, and the results of operations for the six month period ending December 31, 1998 and for the three month period ending December 31, 1997.

Comparison of Changes in Financial Condition at December 31, 1998 and at June 30, 1998

At December 31, 1998, total assets were $160.1 million, an increase of $9.3 million, or 6.17%, since June 30, 1998. Interest-bearing deposits due from banks increased $20.4 million to $34.7 million during the six month period due to an increase in funds from deposits coupled with the early redemption of some investments and mortgage-backed and related securities. Total securities decreased $12.0 million to $21.5 million during the six month period. Loans receivable increased $1.1 million to $100.0 million at December 31, 1998. Deposits grew to $125.7 million at December 31, 1998, an increase of $11.2 million, or 9.78% for the six month period. Advances from the Federal Home Loan Bank totalled $9.1 million at December 31, 1998. The increase of $320,000 in stockholder's equity since June 30, 1998 was due to net income after the declaration of dividends. Stockholder's equity totalled $23.6 million at December 31, 1998 and amounted to 14.72% of assets.

Liquidity and Capital Resources

Positive cash flows of $928,000 were provided by the Company's operating activities for the six months ended December 31, 1998, primarily as a result of net income.

Investing activities of the Company provided positive cash flows of $10.7 million for the six months ended December 31, 1998, resulting primarily from principal repayments on mortgage-backed and related securities and proceeds from calls of investment securities of $14.9 million, which were partially offset by an increase in loan originations over loan repayments of $1.1 million and the purchase of $3.0 million of investment securities.

Financing activities provided positive cash flows of $8.7 million for the six months ended December 31, 1998, due to an increase in deposits of $11.2 million offset by repayments of borrowings from the Federal Home Loan Bank of $1.8 million and the declaration of dividends of $473,000.

The Company is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required minimum liquidity ratio is currently 4.0%. At December 31, 1998, the Bank's liquidity ratio was 53.21%.

The OTS capital regulations require savings institutions to meet six capital standards to be deemed other than "critically undercapitalized": a 4% leverage (Tier 1) capital ratio; a 4% Tier 1 risk-based capital ratio; and an 8% total risk-based capital standard. At December 31, 1998, the Bank's capital position exceeded minimum regulatory capital requirements as indicated by the following table (dollars in thousands):

                     (Tier 1)            (Tier 1)            (Total)
                                        Risk-based         Risk-based
                   Core Capital          Capital            Capital
                 ________________   ________________   ________________
                 Amount   Percent   Amount   Percent   Amount   Percent
                 _______  _______   _______  _______   _______  _______

First Federal    $20,687   13.15%   $20,687   23.99%   $21,194   24.58%
OTS Requirement    6,294     4.0%     3,450     4.0%     6,899     8.0%
                 _______  _______   _______  _______   _______  _______

Excess           $14,393    9.15%   $17,237   19.99%   $14,295   16.58%
                 =======  =======   =======  =======   =======  =======





Comparison of Operating Results for the
Six Months Ended December 31, 1998 and 1997

General. Net income of the Company for the six months ended December 31, 1998 was $794,000, or $.51 per fully-diluted share, compared to $866,000, or $.56 per fully-diluted share, for the six months ended December 31, 1997. The decrease of $71,000 in net income is primarily attributable to an increase in non-interest expenses.

Interest Income. Interest income increased $483,000, or 9.49%, to $5.6 million for the six months ended December 31, 1998 due to an increase in average-earning assets of $20.1 million, which was partially offset by a decrease in the yield on average-earning assets from 7.87% to 7.46%.

Interest Expense. Interest expense increased $502,000, or 18.32%, to $3.2 million for the six months ended December 31, 1998 due to an increase of $16.9 million in average deposits and Federal Home Loan Bank advances and an increase in cost to 5.07% from 4.94% for the six months ended December 31, 1997.

Net Interest Income. Net interest income decreased slightly to $2.3 million for the six months ended December 31, 1998, an decrease of $14,000 compared to the six months ended December 31, 1997.

Provision for Loan Losses. The Bank's reserve for loan losses was considered sufficient to absorb potential losses during the six months ended December 31, 1998; therefore, no provisions for loan losses was taken for that period. The Bank increased its provision to the reserve for loan losses to $5,000 during the six months ended December 31, 1997.

Non-interest Income. Non-interest income increased $67,000, or 20.84%, to $391,000 for the six months ended December 31, 1998. NOW account fees increased $12,000, or 7.71%, to $163,000 due primarily to non-sufficient fund charges. Other income was increased $55,000, or 103.97%, to $108,000 due primarily to increases in service release premiums on mortgage loans sold.

Non-interest Expense. Non-interest expense increased $210,000, or 16.45%, to $1.5 million for the six months ended December 31, 1998 due primarily to an increase in expenses associated with participation in benefit plans, expenses associated with operating another branch, and a loss on foreclosed real estate. Non-interest expenses will be higher during the next several months due to expenses associated with the impending merger referenced in
Part II, Item 5.

Income Tax Expense. Income tax expense amounted to $447,000 for the six months ended December 31, 1998 compared to $531,000 for the six months ended December 31, 1997. The current years' taxes were at a reduced rate due to a reduced amount of taxable income.


Comparison of Operating Results for the
Three Months Ended December 31, 1998 and 1997

General. Net income of the Company for the three months ended December 31, 1998 was $395,000, or $.25 per fully-diluted share, compared to $414,000, or $.27 per fully-diluted share, for the three months ended December 31, 1997. The decrease of $19,000 in net income is attributable to an decrease in net-interest income and an increase in non-interest expense.

Interest Income. Interest income increased $208,000, or 8.12%, to $2.8 million for the three months ended December 31, 1998 due to an increase in average-earning assets of $20.0 million, which was partially offset by a decrease in the yield on average-earning assets from 7.86%, for the three months ending December 31, 1997, to 7.44%.

Interest Expense. Interest expense increased $236,000, or 16.91%, to $1.6 million for the three months ended December 31, 1998 due to an increase of $18.0 million in average deposits and Federal Home Loan Bank advances.

Net Interest Income. Net interest income decreased to $1.1 million for the three months ended December 31, 1998, a decrease of $23,000 compared to the three months ended December 31, 1997.

Non-interest Income. Non-interest income increased $39,000, or 25.38%, to $194,000 for the three months ended December 31, 1998. Loan fees and service charges increased $14,000, or 27.86%, due to more origination fees on mortgage loans. Other income increased $24,000, or 91.05%, due primarily to increases in service release premiums on mortgage loans sold.

Non-interest Expense. Non-interest expense increased $68,000, or 10.38%, to $719,000 for the three months ended December 31, 1998 due primarily to an increase in expenses associated with participation in benefit plans and expenses associated with operating another branch. Non-interest expenses will be higher during the next several months due to expenses associated with the impending merger referenced in Part II, Item 5.

Income Tax Expense. Income tax expense amounted to $220,000 for the three months ended December 31, 1998 compared to $252,000 for the three months ended December 31, 1997. The decrease is due primarily to a reduced amount of taxable income.




PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.
          N/A

Item 2.   Changes in Securities.
          N/A

Item 3.   Defaults Upon Senior Securities.
          N/A

Item 4.   Submission of Matter to a Vote of Security Holders.
          N/A

Item 5.   Other Information
          A definitive agreement was signed on February 3, 1999, defining the merger of FFBS Bancorp, Inc. into NBC Capital Corporation. As part of the merger, FFBS Bancorp, Inc. has granted an irrevocable option to NBC Capital Corporation to purchase 19.9% of FFBS Bancorp, Inc.'s issued and outstanding shares of Common Stock. A copy of the press release is attached as Exhibit 99.1 and will stand in lieu of filing a Form 8-K. Also attached as Exhibits 99.2, 99.3, and 99.4 are the Agreement and Plan of Merger, the Stock Option Agreement, and the Plan of Reorganization and Merger.

Item 6.   Exhibits

          27   - Financial Data Schedule

          99.1 - Press Release Concerning Merger Between FFBS Bancorp, Inc. and NBC Capital Corporation.

          99.2 - Agreement and Plan of Merger By and Between NBC Capital Corporation and FFBS Bancorp, Inc.

          99.3 - Stock Option Agreement

          99.4 - Plan of Reorganization and Merger By and Between
                 National Bank of Commerce and First Federal Bank for
                 Savings





                                   SIGNATURES

Pursuant to the requirement of the Security Exchange Act of 1934, the registrant has duly caused this report to the signed on its behalf by the undersigned thereunto duly authorized.

                                   FFBS BANCORP, INC.


Date:   February 5, 1999           By:  /s/ E. FRANK GRIFFIN, III

                                   E. Frank Griffin, III
                                   Chief Executive Officer
                                   and President



                                   By:  /s/ SHERRY L. BOYD

                                   Sherry L. Boyd
                                   Chief Financial Officer