Form 10QSB
period 1999-03-31
FFBS BANCORP INC
filed 1999-05-12
CIK 899678

SECURITIES AND EXCHANGE COMMISSION
                               Washington, DC  20549

                                    FORM 10QSB

(Mark One)
[X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934. FOR THE QUARTERLY PERIOD ENDED:
                                  March 31, 1999

[  ]  TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934. FOR THE TRANSITION PERIOD FROM __________ TO ____________ FOR QUARTER ENDED

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

          1,575,735 shares of common stock, $.01 par value 03/31/99

Transitional Small Business Disclosure Format (check one):

                         YES          NO  x






                             FFBS BANCORP, INC.
                               AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (unaudited)


                                Three Months Ended      Nine Months Ended
                                     March 31               March 31
                                1999        1998        1999        1998
                            __________  __________  __________  __________
INTEREST INCOME
 Interest and fees on loans $2,013,686  $2,076,117  $6,234,727  $6,157,548
 Interest on MBS and
  related securities           146,989     207,882     537,381     505,931
 Interest on investment
  securities                   115,494     234,461     578,765     767,573
 FHLB Stock dividends           11,884      12,225      37,273      36,703
 Interest on deposits due
  from banks                   422,652      95,398     896,833     249,360
                            __________  __________  __________  __________
                             2,710,705   2,626,083   8,284,979   7,717,115

INTEREST EXPENSE
 Interest on deposits        1,477,009   1,347,515   4,452,684   3,969,005
 Interest on FHLB Advances
  /Borrowings                  108,483      93,642     374,031     211,562
                            __________  __________  __________  __________
                             1,585,492   1,441,157   4,826,715   4,180,567
                            __________  __________  __________  __________

Net Interest Income          1,125,213   1,184,926   3,458,264   3,536,548

Provision of losses on
 loans                               0           0           0       5,000
                            __________  __________  __________  __________

Net interest income after
 provision for losses on
 loans                       1,125,213   1,184,926   3,458,264   3,531,548

NON INTEREST INCOME
 Loan fees and service
  charges                       51,957      62,372     172,505     179,940
 NOW account fees               70,125      70,120     232,692     221,055
 Other                          71,455      34,826     179,219      89,786
                            __________  __________  __________  __________

                               193,537     167,318     584,416     490,781

NON INTEREST EXPENSE
 Compensation and benefits     448,206     391,484   1,310,685   1,137,879
 Occupancy                      34,561      27,258     106,725      80,871
 Furniture and equipment        13,024      25,681      55,231      62,069
 Deposit insurance premium      18,167      16,550      51,291      48,891
 Loss on foreclosed real
  estate                         4,454      34,456      45,015      34,766
 Data processing                50,723      44,099     147,757     124,097
 Other                         247,000     146,672     582,552     479,002
                            __________  __________  __________  __________
                               816,135     686,200   2,299,256   1,967,575

Income before income taxes
 and cumulative effect of
 accounting change             502,615     666,044   1,743,424   2,054,754

Income tax expense
 Current                       219,400     233,300     679,159     727,270
 Deferred income tax           <10,500>      3,000     <23,730>     32,000
                            __________  __________  __________  __________

Net Income                  $  293,715  $  429,744  $1,087,995  $1,295,484
                            ==========  ==========  ==========  ==========

Earnings per common share   $      .20  $      .29  $      .72  $      .87
Diluted Earnings per
 common share               $      .19  $      .29  $      .70  $      .85



                           FFBS BANCORP, INC.
                             AND SUBSIDIARY
             CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                               (unaudited)


ASSETS                                         MARCH 31         JUNE 30
                                                 1999             1998
                                            ____________     ____________

Cash                                        $  2,753,595     $  4,616,045
Interest-bearing deposits due from banks      32,394,739        9,705,397
                                            ____________     ____________

  Total cash and cash equivalents             35,148,334       14,321,442

Available-for-sale Securities                 13,888,794       13,901,495
Held-to maturity Securities                   10,315,443       19,547,537
Federal Home Loan Bank stock, @ cost             888,100          851,000
Loans receivable, net                         95,294,336       98,917,846
Foreclosed real estate                           122,680                0
Properties and equipment                       1,847,252        1,906,215
Accrued interest receivable                    1,055,664        1,279,518
Other assets                                      97,404           81,279
                                            ____________     ____________

  Total Assets                              $158,658,007     $150,806,332
                                            ============     ============

LIABILITIES AND RETAINED EARNINGS

Liabilities:
 Deposits                                   $124,972,752     $114,537,907
 Advances from borrowers for taxes &
  insurance                                      199,012          286,311
 Accrued interest payable on deposits            701,667          891,954
 Accrued expenses and other liabilities          559,336          875,032
 Advances/Borrowings from FHLB of Dallas       8,350,000       10,961,000
                                            ____________     ____________

   Total Liabilities                         134,782,767      127,552,204

Commitments and contingencies

Stockholders' equity
 Cumulative preferred stock, $.01 par
  value, 500,000 shares authorized; shares
  issued and outstanding-none
 Common stock, $.01 par value, 2,000,000
  shares authorized; 1,575,735 shares
  issued and outstanding at March 31,1998,
  and June 30, 1998, respectively.                15,757           15,757
Additional paid in capital                    15,457,458       15,457,458
Retain earnings                                9,100,561        8,485,228
Unearned compensation                            <92,575>        <132,250>
Unrealized gain<loss> on available-for-
 sale securities                                 <52,353>         <18,457>
Loan receivable from ESOP                       <551,380>        <551,380>
Treasury Stock @ cost (100 shares)                <2,228>          <2,228>
                                            ____________     ____________

  Total Stockholders' equity                  23,875,240       23,254,128
                                            ____________     ____________

Total Liabilities and Retained Earnings     $158,658,007     $150,806,332
                                            ============     ============






                            FFBS BANCORP, INC.
                              AND SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (unaudited)


                                                Nine Months Ended
                                                    March  31
                                             1999                1998
                                         ____________        ___________
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                               $  1,087,995        $ 1,295,484
Adjustments to reconcile net earnings
 to net cash:

 Depreciation of properties and
  equipment                                    84,897             69,252
 Accretion of discount on loans                     0             <9,955>
 Accretion of discount on mortgage-
  backed securities                            <6,322>            <5,861>
 Accretion of discount on investments          <9,372>            <8,592>
 Amortization of premium on investments         1,698              8,223
 Amortization of premium on mortgage-
  backed securities                            90,661             30,353
 Deferred income taxes <benefit>              <23,730>            32,000
 FHLB Stock dividends                         <37,100>           <36,600>
 Provision for losses on loans                      0              5,000
 Sale of loans                             10,932,000          5,610,000
 Loans originated for sale                <10,932,000>        <5,610,000>
 <Increase> decrease in accrued interest
  receivable                                  223,854            <95,295>
 <Increase> decrease in other assets          <12,396>           148,167
 Increase <decrease> in accrued interest
  payable on deposits                        <190,287>          <127,209>
 Increase <decrease> in accrued expenses
  and other liabilities                      <278,916>          <215,216>
 Provision for losses on foreclosed real
  estate                                       42,254             34,766
 Amortization of unearned compensation         39,675                  0
                                         ____________        ___________
Net cash provided by operating
 activities                                 1,012,911          1,124,517


CASH FLOWS FROM INVESTING ACTIVITIES
<Increase> decrease in other interest-
 bearing deposits due from banks                    0                  0
 Loan originations                        <47,237,000>       <41,728,000>
 Purchase of investment securities         <3,074,419>        <7,829,231>
 Sale of equipment                                  0             29,993
 Purchase of MBS and related securities    <4,000,156>       <11,358,101>
 Principal repayment of loans              50,860,510         36,121,977
 Principal repayments of MBS and related
  securities                                6,492,029          2,635,486
 Proceeds from calls/maturities of
  investments                               9,700,000         10,650,000
 Purchase of loans                                  0                  0
 Sale of foreclosed real estate                84,327             85,000
 Foreclosure of real estate                  <249,261>          <119,766>
 Purchase of properties and equipment         <25,934>          <610,943>
                                         ____________        ___________

Net cash used from investing activities    12,550,096        <12,123,585>


CASH FLOWS FROM FINANCING ACTIVITIES
 Borrowings from FHLB of Dallas                     0         13,791,000
 Repayments of borrowings from FHLB of
  Dallas                                   <2,611,000>          <389,000>
 Increase <decrease> in deposits           10,434,845          8,189,210
 Increase <decrease> in advances from
  borrowers for taxes and insurance        <   87,299>           <71,705>
 Purchase of company stock                          0           <270,332>
 Dividends declared                        <  472,661>        <3,507,944>
 Exercise of stock options                          0            303,660
 Unearned Compensation                              0           <145,475>
 Adjustments to unrealized loss on AFS
  securities                                        0             14,745
                                         ____________        ___________

 Net cash provided by <used in>
  financing activities                      7,263,885         17,914,159
                                         ____________        ___________

Net increase <decrease> in cash and
 cash equivalents                          20,826,892          6,915,091

Cash and cash equivalents at beginning
 of period                                 14,321,442          8,406,456
                                         ____________        ___________

Cash and cash equivalents at end of
 period                                  $ 35,148,334        $ 15,321,547
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

(2) Earnings Per Share

Basic earnings per share for the nine months ended March 31, 1999 have been computed on the basis of the weighted average number of common shares outstanding (1,520,497).

Diluted earnings per share have been computed on the basis of the weighted average number of common shares outstanding (1,520,497) and common stock equivalent shares (35,527) outstanding. Common stock equivalent shares arise from stock option plans and a recognition and retention stock plan.

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

The Bank has conducted a review of its computer systems to identify the systems that could be affected by the Year 2000 Issue and has developed an implementation plan to resolve the issue. The majority of the Bank's data processing is provided by a third party service bureau. The service bureau is actively involved in resolving Year 2000 issues and has provided the Bank with frequent updates regarding their progress. The service bureau has advised the Bank that it has substantially completed all phases of its Year 2000 Readiness Plan. The Bank tested the service bureau's system for Year 2000 compliance during November of 1998. The Bank presently believes that, based on the progress and testing of the Bank's service bureau, the Year 2000 problem will not pose significant operational problems for the Bank's computer system. The total cost of Year 2000 projects are not estimated to be material to the financial performance of the Company.




                            FFBS BANCORP, INC.
                              AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                               (unaudited)

                           At and for the             At and for the
                         Three Months Ended          Nine Months Ended
                              March  31                  March  31
                         1999          1998          1999          1998
                     ____________  ____________  ____________  ____________

Select Consolidated
  Financial
  Condition Data:
   Total Assets      $158,658,007  $149,621,482  $158,658,007  $149,621,482
   Loans receivable,
    net                95,294,336    98,371,245    95,294,336    98,371,245
   Deposits           124,972,752   111,987,465   124,972,752   111,987,465
   Borrowings from
    FHLB of Dallas      8,350,000    13,402,000     8,350,000    13,402,000
   Stockholders'
    equity             23,875,240    22,791,689    23,875,240    22,791,689

Selected
 Consolidated
 Operations Data:
  Net Interest
   Income               1,125,213     1,184,926     3,458,264     3,536,548
  Provision for
   loan losses                  0             0             0         5,000
  Non-interest
   income                 193,537       167,318       584,416       490,781
  Non-interest
   expense                816,135       686,200     2,299,256     1,967,575
  Net income              293,715       429,744     1,087,995     1,295,484

Per Share Data:
 Book value at end
  of period                $15.70        $15.20        $15.70        $15.02
 Diluted Earnings
  per common
  share                       .19           .29           .70           .85
 Cash dividends
  declared                    .00           .00           .30          2.25

Other Data:
 Yield on average
  earning assets            7.27%         7.85%         7.38%         7.93%
 Cost of Funds              4.79%         4.99%         4.97%         5.00%
 Interest rate
  spread                    2.48%         2.86%         2.41%         2.93%
 Net interest
  margin (1)                3.04%         3.64%         3.12%         3.69%
 Annualized return
  on average assets          .74%         1.21%          .93%         1.25%
 Annualized return
  on average equity         4.94%         7.58%         6.14%         7.56%
 Stockholders'
  equity as a
  percentage of
  total assets             15.05%        15.23%        15.05%        15.23%
 Non-performing
  assets as
  a percentage of
  total assets (2)           .50%          .50%          .50%          .50%
 Net interest
  income as
  percentage of
  general and
  administrative
  expenses                137.87%       172.68%       150.41%       179.74%


(1) Net interest income divided by average interest earning assets.
(2) Non-performing assets consists of non-accruing loans, accruing loans delinquent 90 days or more, and foreclosed real estate.




                           FFBS BANCORP, INC.
                        FINANCIAL DATA SCHEDULE

                                        At or For Nine      At or For The
                                         Months Ended        Year Ended
                                        March 31, 1999      June 30, 1998
                                         ____________       ____________

Cash                                     $  2,753,595       $  4,616,045
Interest-bearing deposits due from bank    32,394,739          9,705,397
Investments and MBS held for sale          13,888,794         13,901,495
Investments and MBS held to
 maturity/carry value                      10,315,443         19,547,537
Investments and MBS held to
 maturity/market value                     11,090,202         19,580,307
Loans                                      95,791,784         98,917,846
Allowance for losses                          497,448            523,000
Total Assets                              158,658,007        150,806,332
Deposits                                  124,972,752        114,537,907
Short-term borrowings                               0          2,611,000
Long-term borrowings                        8,350,000          8,350,000
Other liabilities                           1,460,015          2,053,297
Preferred stock-mandatory redemption                0                  0
Preferred stock-no mandatory redemption             0                  0
Common stock                                   15,757             15,757
Other stockholders' equity                 23,859,483         23,238,371
Net yield-interest-earnings
 assets-actual                                  3.12%              3.66%
Loans on nonaccrual                            47,000              1,000
Accruing loans past                           617,000          1,382,000
Trouble debt restructuring                    162,000             31,000
Potential problem loans                             0                  0
Allowance for loan loss-beginning of
 period                                       523,000            576,000
Provision for loan losses                           0              5,000
Total charge-offs                              59,000             63,000
Total recoveries                                7,000              5,000
Allowance for loan loss-end of period         471,000            523,000
Loan loss allowance allocated to
 domestic loans                               471,000            523,000
Loan loss allowance allocated to
 foreign loans                                      0                  0
Loan loss allowance - unallocated                   0                  0





Non-performing Assets

1. The following table sets forth information regarding non-accrual loans, loans which are 90 or more days delinquent and still accruing, and foreclosed properties at the date indicated. At March 31, 1999, there are no other potential problem loans except as included in the table below.

                                                         (In Thousands)
                                                               At
                                                     March 31,     June 30,
                                                       1998          1998
                                                     _________    _________

      Non-accrual mortgage loans                            23            0
      Non-accrual other loans                               24            1
                                                     _________    _________

      Total non-accrual loans                               47            1

      Loans 90 days or more delinquent and
       still accruing                                      617         1382
                                                     _________    _________

      Total non-performing loans                           664         1383

      Total foreclosed real estate, net
       of related allowance for losses                     123            0

                                                     _________    _________

      Total non-performing assets                          787         1383

                                                     =========    =========

      Troubled debt restructured                           162           39

                                                     =========    =========

      Non-performing loans to total loans                 .69%        1.40%

      Total non-performing assets to total assets         .50%         .92%

2. There were no loan concentrations in excess of 10% of total loans at March 31, 1999.

3.  There were no outstanding foreign loans at March 31, 1999.

4. Loans classified for regulatory purposes or for internal credit review that have not been disclosed in the above table do not represent or result from trends or uncertainties that management expects will materially impact the financial condition of the Company or its subsidiary bank, or the future operating results, liquidity, or capital resources.

5. If all nonaccrual loans have been current throughout their terms, interest income for the nine months ended March 31, 1999 and June 30, 1998 would be increased (decreased) by approximately $4,000 and $0 respectively.

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

7. At March 31, 1999, management was not aware of any potential problem loans not previously disclosed.


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

                                                  (In Thousands)
                                            For the Nine    For the Year
                                            Months Ended        Ended
                                           March 31, 1999   June 30, 1998
                                           ______________   _____________

    Balance at beginning of period               523              576
    Provision for loan losses                      0                5
    Charge-offs:
      Mortgage loans                              20                0
      Other loans                                 39               63
    Recoveries:
      Mortgage loans                               0                1
      Other loans                                  7                4
                                           ______________   _____________

    Balance at end of period                     471              523
                                           ==============   =============


    Ratio of net charge-offs during
      the period to average loans
      outstanding during the period            0.05%            0.06%

    Ratio of allowance for loan losses
      to non-performing loans at end
      of period                               70.93%           37.82%

    Ratio of allowance for loan losses
      to net loans receivable at the end
      of the period                            0.49%            0.53%

    Ratio of allowance for loan losses
      and foreclosed real estate to total
      non-performing assets at the end
      of the period                           59.85%           37.82%



                                FFBS BANCORP, INC.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


The following discussion reviews the financial condition of FFBS Bancorp, Inc. and its wholly-owned subsidiary First Federal Bank for Savings as of March 31, 1999, and the results of operations for the nine month period ending March 31, 1999 and for the three month period ending March 31, 1999.

Comparison of Changes in Financial Condition at March 31, 1999 and at June 30, 1998

At March 31, 1999, total assets were $158.7 million, an increase of $7.9 million, or 5.21%, since June 30, 1998. Total cash and cash equivalents increased $20.8 million to $35.1 million during the nine month period due to an increase in funds from deposits coupled with the early redemption of investments and mortgage-backed and related securities. Total securities decreased $9.2 million to $24.2 million during the nine month period.
Loans receivable decreased $3.6 million to $95.3 million at March 31, 1999 although loan originations totalled $47.2 million during the nine months ended March 31, 1999, an increase of $5.5 million, or 13.20%, over loan originations during the nine months ended March 31, 1998. The mortgage market dictated that new mortgage originations be fixed-rate products, which the Bank sells into the secondary market to avoid the interest-rate risk; thereby decreasing the Bank's mortgage portfolio. Deposit growth remained strong as deposits grew to $125.0 million at March 31, 1999, an increase of $10.4 million, or 9.11%, for the nine month period. Advances from the Federal Home Loan Bank totalled $8.3 million at March 31, 1999, a decrease of $2.6 million since June 30, 1998. Stockholder's equity totalled $23.9 million at March 31, 1999, an increase of $621,000 since June 30, 1998, primarily due to net income offset partially by the declaration of dividends. Stockholder's equity amounted to 15.05% of assets.

Liquidity and Capital Resources

Positive cash flows of $1.0 million were provided by the Company's operating activities for the nine months ended March 31, 1999, primarily as a result of net income.

Investing activities of the Company provided positive cash flows of $12.6 million for the nine months ended March 31, 1999, resulting primarily from principal repayments on mortgage-backed and related securities and proceeds from calls of investment securities of $16.2 million, which were partially offset by the purchase of $7.1 million of investment securities and mortgage-backed and related securities. Principal repayments on loans provided positive cash flows of $3.6 million, after being offset by loan originations.

Financing activities provided positive cash flows of $7.3 million for the nine months ended March 31, 1999, due to an increase in deposits of $10.4 million offset by repayments of borrowings from the Federal Home Loan Bank of $2.6 million and the declaration of dividends of $473,000.

The Company is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required minimum liquidity ratio is currently 4.0%. At March 31, 1999, the Bank's liquidity ratio was 56.25%.

The OTS capital regulations require savings institutions to meet capital standards to be deemed other than "critically undercapitalized": a 4% leverage (Tier 1) capital ratio; a 4% Tier 1 risk-based capital ratio; and an 8% total risk-based capital standard. At March 31, 1999, the Bank's capital position exceeded minimum regulatory capital requirements as indicated by the following table (dollars in thousands):


                           (Tier 1)           (Tier 1)         (Total)
                                                              Risk-based
                       Tangible Capital     Core Capital       Capital
                    ________________   ________________   ________________
                    Amount   Percent   Amount   Percent   Amount   Percent
                    _______  _______   _______  _______   _______  _______

   First Federal    $21,092   13.48%   $21,092   24.48%   $21,563  25.02%
   OTS Requirement    6,259     4.0%     3,447     4.0%     6,893    8.0%
                    _______  _______   _______  _______   _______  _______

   Excess           $14,833    9.48%   $17,645   20.48%   $14,670   17.02%
                    =======  =======   =======  =======   =======  =======





                 Comparison of Operating Results for the
                 Nine Months Ended March 31, 1999 and 1998


General. Net income of the Company for the nine months ended March 31, 1999 was $1.1 million or $.70 per fully-diluted share, compared to $1.3 million or $.85 per fully-diluted share, for the nine months ended March 31, 1998. The decrease of $207,000 in net income is primarily attributable to an increase in non-interest expenses.

Interest Income. Interest income increased $568,000, or 7.36%, to $8.3 million for the nine months ended March 31, 1999 due to an increase in average-earning assets of $19.5 million, which was partially offset by a decrease in the yield on average-earning assets from 7.93% to 7.38%.

Interest Expense. Interest expense increased $646,000, or 15.46%, to $4.8 million for the nine months ended March 31, 1999 due to an increase of $17.9 million in average deposits and Federal Home Loan Bank advances.

Net Interest Income. Net interest income decreased $73,000 to $13.5 million for the nine months ended March 31, 1999, compared to the nine months ended March 31, 1998 due primarily to the decrease in the yield on average-earning assets.

Provision for Loan Losses. The Bank's reserve for loan losses was considered sufficient to absorb potential losses during the nine months ended March 31, 1999; therefore, no provisions for loan losses was taken for that period. The Bank increased its provision to the reserve for loan losses to $5,000 during the nine months ended March 31, 1998.

Non-interest Income. Non-interest income increased $94,000, or 19.08%, to $584,000 for the nine months ended March 31, 1999. NOW account fees increased $12,000, or 5.26%, to $233,000 due primarily to non-sufficient fund charges. Other income was increased $89,000, or 99.61%, to $179,000 due primarily to increases in service release premiums on mortgage loans sold.

Non-interest Expense. Non-interest expense increased $332,000, or 16.86%, to $2.3 million for the nine months ended March 31, 1999 due primarily to an increase in expenses associated with participation in benefit plans, expenses associated with operating another branch, and expenses associated with the impending merger referenced in Part II, Item 5.

Income Tax Expense. Income tax expense amounted to $655,000 for the nine months ended March 31, 1999 compared to $759,000 for the nine months ended March 31, 1998. The current years' taxes were at a reduced rate due primarily to a reduced amount of taxable income.



                 Comparison of Operating Results for the
               Three Months Ended March 31, 1999 and 1998

General. Net income of the Company for the three months ended March 31, 1999 was $294,000, or $.19 per fully-diluted share, compared to $430,000, or $.29 per fully-diluted share, for the three months ended March 31, 1998. The decrease of $136,000 in net income is attributable primarily to a decrease in net-interest income and an increase in non-interest expense.

Interest Income. Interest income increased $85,000, or 3.22%, to $2.7 million for the three months ended March 31, 1999 due to an increase in average-earning assets of $14.7 million, which was partially offset by a decrease in the yield on average-earning assets from 7.85% for the three months ending March 31, 1998, to 7.27%, for the three months ending March 31, 1999.

Interest Expense. Interest expense increased $144,000, or 10.02%, to $1.6 million for the three months ended March 31, 1999, due to an increase of $17.0 million in average deposits and Federal Home Loan Bank advances.

Net Interest Income. Net interest income decreased to $1.1 million for the three months ended March 31, 1999, a decrease of $60,000 compared to the three months ended March 31, 1998 due primarily to the decrease in the yield on average-earning assets.

Non-interest Income. Non-interest income increased $26,000, or 15.67%, to $194,000 for the three months ended March 31, 1999. Other income increased $37,000, or 105.18%, due primarily to increases in service release premiums on mortgage loans sold.

Non-interest Expense. Non-interest expense increased $130,000, or 18.94%, to $816,000 for the three months ended March 31, 1999 due primarily to expenses associated with the impending merger referenced in Part II,
Item 5.

Income Tax Expense. Income tax expense amounted to $209,000 for the three months ended March 31, 1999 compared to $236,000 for the three months ended March 31, 1998. The decrease is due primarily to a reduced amount of taxable income.






PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.
          N/A

Item 2.   Changes in Securities.
          N/A

Item 3.   Defaults Upon Senior Securities.
          N/A

Item 4.   Submission of Matter to a Vote of Security Holders.
          N/A

Item 5.   Other Information

          A definitive agreement was signed on February 3, 1999, defining the merger of FFBS Bancorp, Inc. into NBC Capital Corporation. As part of the merger, FFBS Bancorp, Inc. has granted an irrevocable option to NBC Capital Corporation to purchase 19.9% of FFBS Bancorp, Inc.'s issued and outstanding shares of Common Stock. A copy of the press release is attached as Exhibit 99.1 and will stand in lieu of filing a Form 8-K. Also attached as Exhibits 99.2 and 99.3 are the Agreement and Plan of Merger and the Stock Option Agreement and Exhibit 99.4 Plan of Reorganization and Merger. The merger is expected to be completed during the summer of 1999.

Item 6.   Exhibits
          99.1 -Press release concerning merger between FFBS Bancorp, Inc. and NBC Capital Corporation.
          99.2 -Agreement and Plan of Merger between FFBS Bancorp, Inc. and NBC Capital Corporation.
          99.3 -Stock Option Agreement between FFBS Bancorp, Inc. and NBC Capital Corporation.
          99.4 -Plan of Reorganization and Merger between FFBS Bancorp, Inc. and NBC Capital Corporation.



                              SIGNATURES


Pursuant to the requirement of the Security Exchange Act of 1934, the registrant has duly caused this report to the signed on its behalf by the undersigned thereunto duly authorized.

                               FFBS BANCORP, INC.


                                   /S/ E. FRANK GRIFFIN, III
Date:   April 26, 1999         By: _______________________________________

                                   E. Frank Griffin, III
                                   Chief Executive Officer
                                   and President


                                   /S/ SHERRY L. BOYD
                               By: _______________________________________
                                   Sherry L. Boyd
                                   Chief Financial Officer